Form 10-K
period 1993-12-31
SPI HOLDING INC
filed 1994-03-31
CIK 819898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-9724

                               SPI HOLDING, INC.
             (Exact Name of Registrant as specified in its charter)

                DELAWARE                                 75-2182004
        (State of Incorporation)                       (I.R.S.Employee
                                                     Identification No.)

1501 NORTH PLANO ROAD, RICHARDSON, TEXAS                 75083-0775
(Address of Principal Executive Offices)                 (Zip code)

      Registrant's telephone number, including area code: (214) 234-2721

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                        -----------------------
Class B Common Stock, $0.001 Par Value              American Stock Exchange
Contingent Value Rights                             American Stock Exchange
11.65% Senior Subordinated Reset Notes, due 2002    American Stock Exchange
11.50% Senior Discount Notes, due 2001              American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of March 25, 1994: $113,751,000 There is no established public trading market for the Registrant's Class A Common Stock. As of March 25, 1994, there were 19,390,379 shares of the Registrant's Class B Common Stock outstanding and 4,593,526 shares of Class A Common Stock outstanding.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                     Part of the Form 10-K into which
                      Title                                            the document is incorporated
                      -----                                          --------------------------------
SPI Holding, Inc. - Annual Meeting of Stockholders -                         Part III
                    Portions of Proxy Statement - 1994

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
Item 1.          Business

                          Background and Organization . . . . . . . . . . . . . . . . . .   1
                          General . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
                          Pay-Per-View Services . . . . . . . . . . . . . . . . . . . . .   2
                          Free-to-Guest Services  . . . . . . . . . . . . . . . . . . . .   4
                          Interactive and Other Services  . . . . . . . . . . . . . . . .   4
                          Programming . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                          The EDS Strategic Alliance  . . . . . . . . . . . . . . . . . .   5
                          Market and Customers  . . . . . . . . . . . . . . . . . . . . .   8
                          Segment Data  . . . . . . . . . . . . . . . . . . . . . . . . .   9
                          Contracts . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                          Manufacturing . . . . . . . . . . . . . . . . . . . . . . . . .   9
                          Field Service Operations  . . . . . . . . . . . . . . . . . . .  10
                          Research and Development  . . . . . . . . . . . . . . . . . . .  10
                          Competition . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                          Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . .  11
                          Patents and Trademarks  . . . . . . . . . . . . . . . . . . . .  11
                          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . .  12
Item 5.          Market for the Registrant's Common Equity and Related Stockholder
                    Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 7.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . .  25
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .  51
Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . .  52
Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .  52
Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . .  52
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . .  52
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . .  53

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND AND ORGANIZATION

         From September 1979 until October 1987, Spectradyne, Inc. ("Spectradyne"), a Texas corporation, was a public company whose common stock was traded on the NASDAQ over-the-counter market. In October 1987, SPI Holding, Inc. (the "Company"), acquired all of the outstanding stock of Spectradyne, through the merger of its newly-formed wholly-owned subsidiary with and into Spectradyne, following which Spectradyne remained the surviving entity and a wholly-owned subsidiary of the Company. On April 12, 1989, DP Acquisition Corp. ("DP"), a company controlled by Marvin Davis, acquired all of the outstanding common stock of SPI Holding, Inc. In December, 1990, DP was dissolved into its parent, Rainbow Company ("Rainbow"), a partnership controlled by Mr. Davis. After obtaining the necessary votes on a prepackaged joint plan of reorganization, the Company and certain of its subsidiaries, including SPI Newco, Inc. ("SPI Newco") and Spectradyne filed a voluntary petition for bankruptcy on September 17, 1992 in the United States Bankruptcy Court for the District of Delaware. On October 29, 1992, the Bankruptcy Court issued an order confirming the plan of reorganization (the "Reorganization Plan"). On November 23, 1992, the Reorganization Plan became effective, and the Company completed a restructuring of its debt and capital structure (the "Restructuring"). The Restructuring included, among other things, (i) the purchase by Rainbow of 4,995,864 shares of Class A Common Stock; (ii) the exchange of previously outstanding 14.875% reset notes for $260.8 million of 11.5% Senior Subordinated Reset Notes, due 2002 ("Reset Notes"); (iii) the exchange of previously outstanding 14.75% debentures for newly issued Class B Common Stock and (iv) the exchange of previously outstanding preferred stock for shares of Class B Common Stock and contingent value rights ("CVRs"). The Class A Common Stock has ten votes per share and the Class B Common Stock has one vote per share. On October 5, 1993 the Company successfully completed a public offering of 7,650,000 shares (including 650,000 shares under an over-allotment option) of its Class B Common Stock and $209.5 million aggregate principal amount of 11.5% Senior Discount Notes, due 2001 (the "Senior Notes"), resulting in net proceeds to the Company of $223.8 million. The debt and
equity offerings referred to herein as the "Offerings."   At December 31, 1993,
Rainbow owned 20% of the outstanding common stock of SPI and approximately 71% of the total voting control of the Company.

         Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SPI Holding, Inc. and its subsidiaries. SPI Holding, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company intends to change its name to "SpectraVision, Inc." subject to approval by the stockholders of the Company at its annual meeting of stockholders on May 25, 1994. The address and telephone number of the Company's principal executive offices are 1501 North Plano Road, P.O. Box 830775, Richardson, Texas 75083-0775, (214) 234-2721.

GENERAL

         The Company is the leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis. The Company subsequently expanded its services to include delivering free-to-guest programming (such as HBO, ESPN, CNN and WTBS) to hotels and providing additional interactive services that capitalize on the Company's patented two-way communications equipment. The Company has been the dominant provider of these entertainment services to the lodging industry since 1971 and as of December 31, 1993 provided PPV services to 684,599 rooms in 2,442 hotels.

         The Company's primary market for its pay-per-view systems and additional services has been large hotels (typically more than 300 rooms per property). The Company currently has the dominant market share in this segment in North America, and the Company is also the leading provider in Canada, Australia and

Asia. The Company provides its services under exclusive contracts to corporate-owned hotel chains such as Hyatt, hotel management companies such as Interstate and individually owned or franchised hotel properties. The Company typically negotiates standard contract terms for the corporate-managed hotels in chains and negotiates separately with the franchised and independent properties. The Company maintains its relationships with its hotel customers by providing quality services and by continually expanding its product lines to meet the needs of hotels and their guests.

         On July 28, 1993, the Company entered into a ten year exclusive agreement with Electronic Data Systems ("EDS") to install the most technologically advanced PPV system in the industry. Under this agreement, EDS and the Company will install a Compressed Digital Video ("CDV(TM)") satellite movie transmission system, the "CDV Satellite Network," throughout most of the Company's current and future North American hotel sites. The new technology, "STARPATH," will replace the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location and which technology has been used since the Company's inception in 1971. EDS and the Company will also install a new satellite delivered on-demand movie service, " Digital Guest Choice." Included in the STARPATH technology is the Company's development of a sophisticated UNIX based integrated computer system ("Spexis") which will be installed in conjunction with the Company's PPV systems and will enable the Company to provide additional enhanced interactive services. Management believes the STARPATH technology will enable the Company to generate higher revenues and cash flows from its existing installed and future room base. EDS also has entered into a contract with the Company to perform field service and management information services ("MIS") which contract is expected to generate substantial operating cost savings for the Company over 1992 levels. For a description of certain terms and conditions of the EDS Strategic Alliance, see "EDS Strategic Alliance."

PAY-PER-VIEW SERVICES

         The Company's primary source of revenue is providing in-room television viewing of recently released major and independent motion pictures to hotel guests. This service is attractive to hotel operators because it provides a service desired by the guests and also generates income for the hotel, which typically retains a 10% commission on all PPV movie sales. The movie price is automatically charged to the guest room in which the movie was viewed. At December 31, 1993, the Company provided PPV service to 684,599 rooms in 2,442 hotels. As of February 28, 1994, the Company had deliverable orders to install PPV systems in approximately 29,500 rooms, as compared to approximately 23,000 rooms at February 28, 1993. Deliverable orders for hotel movie systems consist only of contracts which have been executed by the hotel and the Company. Generally, if certain financial and other criteria are acceptable to the Company, these orders are completed within six to nine months.

         The Company provides its PPV service through several products including: (i) Spectravision(R), the Company's original tape-based delivery system; (ii) SpectraVision Guest Theater(TM), the Company's scheduled play system utilizing the STARPATH(TM) technology with satellite delivery; (iii) SpectraVision Guest Choice(R), a system which provides on-demand viewing up to 200 videotapes; and (iv) SpectraVision Guest Touch(TM), which was designed to provide PPV service in mid-level hotels.

         Spectravision: The Company originally developed and patented the Spectravision PPV system in 1971 and has used this tape-based video delivery system through 1993. Spectravision offers a hotel guest from six to eight movies per day at predetermined times. The movie schedule typically consists of a mix of major motion pictures available after completing first-run theatrical exhibition and before release on cable or home video, and movies from independent producers. The Company is able to schedule movies on a hotel-by-hotel basis and therefore can tailor its movie schedules to appeal to the guest mix of each hotel. On the first day of each month, the Company typically replaces three or more movies on each schedule with new features. Movies which perform well are frequently carried over and played an additional month. Beginning in the fourth quarter of 1993, the Company began implementation of the SV Guest Theater system, described below, and will by mid-1994 replace the Spectravision system in most of its North American hotel sites.

         SV Guest Theater: The Company's SpectraVision Guest Theater system utilizing the STARPATH technology and introduced in the fourth quarter of 1993, typically offers a hotel guest eight movies scheduled at predetermined times and also delivers more than twenty different movie titles every forty-eight hours. Unlike the Spectravision tape-based system, Guest Theater, through the STARPATH technology, allows the Company to change the programming of movie line-ups overnight thus providing a more varied mix of movie product. The Company can quickly replace poorly-performing movies with other fresh movie titles. With the full implementation of Guest Theater, the Company will significantly reduce most of the costs and time required for videotape and movie card schedule production, duplication and distribution.

         SV Guest Choice: In 1991, the Company introduced SpectraVision Guest Choice to provide hotel guests with on-demand viewing from a library of up to 200 videotapes per hotel. The service is provided in addition to the Spectravision or Guest Theater system and as of December 31, 1993 was installed in 176,918 rooms in 363 hotels. The on-demand capability significantly increases usage of the PPV service by the hotel guests, and the Company has experienced increases in revenue and viewership on average of approximately 30% in the hotels in which Guest Choice systems have been installed. Through Guest Choice, the Company provides on-demand viewing of major motion pictures and a variety of other topics, such as exercise, business information, children's programming and other special interest tapes. The Guest Choice system includes the Company's proprietary equipment and software, but also utilizes a patented video rack designed and manufactured by a third party under an agreement that provides the Company exclusive rights for its use in the hotel industry. This agreement is automatically renewable for a one year period upon satisfaction of certain minimum annual purchase requirements, which the Company intends to meet in 1994. The new Digital Guest Choice will be installed as an addition to Guest Choice at those hotels with previously installed Guest Choice systems and in most new hotel installations. This new system will further enhance on-demand viewing by significantly increasing the availability of movies available to hotel guests and by virtually eliminating those potential on-demand views which are missed because another guest is already viewing a particular videotape. Digital Guest Choice distributes movies through satellite, microwave or fiber-optic technology in a digitized format and is stored at the viewing site and then decoded and forwarded to the guest instantaneously and on-demand. With Digital Guest Choice, the Company will realize benefits from quickly replacing poorly-performing movies and from reductions in videotape production, duplication and distribution costs.

         SV Guest Touch: During 1992, the Company began testing a new pay-per-view system, SpectraVision Guest Touch, designed by the Company to cost effectively provide PPV service to rooms in the mid-level hotel market, a segment which currently has only a small percentage of its rooms served. This market segment, which the Company estimates to contain approximately 1.3 million rooms in North America, is largely unserved by the hotel PPV industry. As of December 31, 1993, the Guest Touch product had been installed in 36
hotels with a total of 5,437 rooms.   Guest Touch utilizes a patented telephone
with a built-in credit card reader for the selection and payment of PPV movies. The price of the movie is charged directly to the guest's credit card, thereby eliminating interaction by hotel employees in the PPV system and, as a result, the hotels typically receive only a 5%, rather than a standard 10%, commission on Guest Touch receipts. This benefit to the Company, however, is partially offset by a 3% credit card transaction fee. Management believes Guest Touch is best suited for mid-level hotels because of their (i) smaller hotel front desk staff, who are not required with Guest Touch to collect the revenue from the guest and (ii) interface with less sophisticated property management information systems. In addition to providing in-room movies, the Guest Touch system, with its telephone access operation, also allows these mid-level properties to provide interactive services and other amenities typically offered only by much larger properties. In March 1993, the Company signed an agreement with Hospitality Franchise Systems, Inc. ("HFS") under which the Company will be the exclusive preferred provider of PPV services to potentially all of the HFS hotels. HFS has under management over 360,000 rooms in the mid-level market consisting primarily of Ramada, Howard Johnson and Days Inn. Utilizing the STARPATH technology, the Company will be able to more cost effectively enter and service this market because delivery through the CDV Satellite Network system will dramatically reduce the need for costly field service visits to these hotels, many of which are located away from larger metropolitan areas, to replace movies and maintain equipment.

FREE-TO-GUEST SERVICES

         The Company also markets a free-to-guest service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, CNN, ESPN, WTBS and other cable networks. The hotel pays the Company a fixed monthly fee per room for each programming channel selected. As of December 31, 1993, the Company provided free-to-guest services to 1,006 hotels serving 330,138 guest rooms. Approximately 78% of these rooms also offer the Company's PPV services. In 1993, free-to-guest services accounted for approximately 11% of the Company's revenues. As of February 28, 1994, the Company had deliverable backlog orders to install free-to-guest systems in approximately 9,500 additional rooms, which are expected to be filled during 1994, as compared to approximately 7,100 rooms outstanding at February 28, 1993. With the implementation of STARPATH, the Company plans to introduce national advertising on the Company's free-to-guest systems in order to capitalize on the strong demographic profile and easily identifiable viewing habits of the Company's primarily business traveler viewer base.

         The Company provides its free-to-guest programming pursuant to affiliation license agreements. The free-to-guest programming agreements typically are multi-year contracts under which the Company pays the supplier a fee for each room offering this programming. License agreements for HBO, ESPN and CNN expire on December 31, 1997, July 31, 1996 and December 31, 1995, respectively.

INTERACTIVE AND OTHER SERVICES

         In addition to entertainment services, the Company provides interactive and other in-room guest services to the lodging industry. These services generate revenues and cash flows to the Company which are independent of viewing levels. These services utilize the two-way communications capability of the PPV equipment and include Video Checkout, Video Messaging, Video Breakfast Menu, Video Bellman, Smart Survey and room availability monitoring. The hotel pays a fixed monthly fee for each service selected. In April of 1993 the Company entered into an agreement with US West, Inc. ("US West") to introduce a first-of-its-kind interactive multimedia travel information service. This advertiser-supported service, called US West CityKey, is currently installed in approximately 5,000 hotel rooms in San Francisco. Following a successful initial launch, this service is expected to be made available in other geographic locations throughout the U.S.

         As of December 31, 1993, the Company provided one or more interactive services to 489 hotels, all of which also offer the Company's PPV system. The Company expects to add additional interactive services in conjunction with the STARPATH technology, including such value-added services as video teleconferencing, voice mail, fax mail and interactive distance learning, among others. These services will differentiate the Company's products from those of its competitors, and because they increase productivity of the hotel personnel resources, they strengthen the Company's links to its hotel customers. See "The EDS Strategic Alliance."

         The Company's Video Checkout system permits a guest to review all charges posted to his or her hotel bill. If the charges are acceptable, the guest may automatically check out using the channel selector unit of the television without stopping at the front desk. Video Messaging permits a guest to have all of his or her messages displayed on the television screen. Video Breakfast Menu allows a guest to enter a breakfast room service order and delivery time through the television directly to the hotel kitchen. Video Bellman allows a guest to request that a bellman be sent to the guest's room. The room availability monitoring system permits the hotel's housekeeping staff to indicate to the front desk that the room has been cleaned and is ready for occupancy. Smart Survey is an interactive video guest comment card which immediately alerts hotel management to the guest's level of satisfaction with hotel services. Interactive services are also currently available in Spanish, French and certain other foreign languages.

         Other revenue sources include the sale and license of the Company's proprietary systems for utilization in the hospital industry, the installation, design and maintenance of hotel Master Antenna Television ("MATV") systems, sales of satellite dishes, sales of miscellaneous parts and supplies (including television remote controls) and advertising revenues.

PROGRAMMING

         The Company obtains the nonexclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which receives a percentage of that picture's gross revenues generated in the Company's PPV system. Negotiated fees are related to the popularity of a given picture and the volume of pictures licensed by the Company from a given studio. Those license fees typically decline over the time the movie is played in the Company's PPV system. Typically, the Company obtains rights to exhibit major motion pictures during the "Hotel/Airline PPV Window" which is the time period after initial theatrical release and before release for cable television exhibition or home video distribution. The Hotel/Airline PPV Window has historically averaged approximately 73 days. The Company attempts to license pictures as close as possible to a motion picture's theatrical release date to benefit from studios' advertising and promotional efforts. Generally, fresher movies and greater variety of movies generate a higher viewing level. The Company expects to license more major films in the future than it has in the past to capitalize on the technological advantages of STARPATH. These additional films will be used to replace poorly-performing movies to increase the Company's movie revenues.

         With respect to most independently produced features, the Company obtains non-exclusive rights from the producers for a flat fee for a fixed period of time.

THE EDS STRATEGIC ALLIANCE

         In accordance with the terms of the Company's ten-year exclusive contract with EDS, EDS will (a) install and maintain a CDV satellite delivery PPV system throughout most of the Company's North American hotel sites utilizing San Jose, California-based Compression Labs, Inc.'s ("CLI") Compressed Digital Video (CDV(TM)) technology, and (b) provide and operate a primarily satellite-based distribution network to supply pay-per-view in-room video entertainment services to most of the Company's hotel sites. Under the contract, EDS has granted the Company exclusive rights during the term of the EDS contract with regard to the use, installation and operation of CDV technology within the North American hotel market as well as in hospitals, nursing homes, supervised retirement facilities and military installations. The Company has the right, in its sole discretion, to approve any venture by EDS, whether on its own or with a third party, to install, operate or manage any CDV network in any of these markets.

         The Company and EDS have now developed a compressed digital video distribution system that allows, even in its initial stages, the Company to replace the manual reproduction and distribution of video tapes (except with respect to Guest Choice properties) with the automatic, highspeed transmission of compressed digital VHS-quality satellite signals from a central "uplink" facility, located at EDS's Plano, Texas facility, to a transponder on a satellite in fixed orbit positioned so as to offer transmission to most of North America, including Alaska and Hawaii. These compressed transmissions are digitally encrypted to prevent nonsubscribers from receiving usable signals. The transmissions are recoverable on a small aperture satellite-dish antenna located at each hotel served by the Company and are automatically decoded and decompressed by means of an integrated receiver/decoder ("IRD") installed at each hotel and fed into the existing MATV system supplying each room.

         The Company purchases from EDS personal computers, small aperture antennae and CLI's SpectrumSaver(TM) IRDs, and EDS manages their installation and maintenance at the Company's customer hotels. Additionally, EDS, through its private digital telecommunications network, EDSNET, provides the Company with data and communications linkage.

         For a scheduled fixed fee (which fee only increases as the Company's room base grows), through the use of its own field service force and the services of pre-qualified and trained local contractors in certain locations, EDS will assume responsibility for systems integration, field services and maintenance of such systems, including the antennae, IRDs, and personal computers. Additionally for a contracted fixed price, EDS will be responsible for installation of the CDV Satellite Network, Digital Guest Choice and the Spexis computer system and the supply of antennae, IRDs, and personal computers for each site.

         The Company believes it will realize substantial revenue and cash flow increases as a result of the STARPATH technology once it is fully in place.
The Company's ability to increase revenues and operating cash flow after completion of the rollout of the STARPATH technology is highly sensitive to a number of factors. PPV revenues are dependent upon the viewing levels in its PPV systems such as the availability of popular movies and competing programming. In turn, the success of marketing initiatives and other efforts of the Company to increase viewing levels and average price per view, are dependent upon prevailing economic conditions and other factors, many of which are beyond the control of the Company.

         The sources of the revenue and cash flow increases are summarized as follows:

         Quicker Movie Replacement: The Company will be able to replace movies shortly after their release from the studio, as compared to approximately twenty-one days as currently required. This reduction will primarily result from the elimination of the need to duplicate and distribute over 20,000 videotapes per month. As a result, the Company will be able to continually offer fresher and more varied movie product. The Company believes, based on historical experience in certain studio fed hotels, it will realize higher usage levels and cash flows as a result of its ability to change movies more quickly.

         Proactive Programming/Film Share Management: The Company will be able to quickly replace poorly-performing movies with better performing product or with movies that have a lower commission payable to the studio (film share) than the poorly-performing movie. The Company typically has several movies available which it could substitute, and the Company expects to obtain the rights to additional movies from the studios in order to capitalize on this technological capability. Currently, the Company can only change movies once per month because of the lead time and cost necessary to produce, duplicate and distribute videotapes. In addition, the Company will be able to significantly increase the number of movies available to the guest in a substantial number of its rooms by varying movie selections on a nightly basis.

         Package and Variable Pricing: The installation of the new Spexis computer system will enable the Company to offer its guest customers in Guest Choice sites several movie pricing options, including package pricing (volume discounts) at hotels with compatible property management software. The Company will also be able to vary pricing by film category. The Company currently offers similar options to guests in several of its existing Guest Choice hotels and has experienced cash flow improvements in these sites.

         On-Demand Viewing: Digital Guest Choice will be the first on-demand PPV system which allows multiple users to access the same digitally stored movie image at varying times. Unlike current systems which require the storage of multiple copies of a particular movie videotape in order to permit multiple users to access the same movie in an on-demand format, Digital Guest Choice will require only one CDV image of the movie to be stored, which can then be accessed by multiple users at varying times. The Company expects that the on-demand feature of Digital Guest Choice will provide substantial benefits. First, the Company anticipates significant increases in revenue per equipped room ("RER") at hotels which are converted from the traditional Spectravision or Guest Theater scheduled-play only system. The Company's current on-demand Guest Choice system generates viewership and revenues which are, on average, approximately 30% higher than that of scheduled play only systems. In addition, in hotels that already have Guest Choice installed, the tape based Guest Choice system will be retained in many sites following implementation of Digital Guest Choice in order to increase the titles offered in an on-demand format. Finally, because these on-demand movies will be delivered primarily via satellite, the Company expects to realize program management benefits in Digital Guest Choice which are similar to those which the Company expects to realize from its scheduled play system, Guest Theater.

         Reduction in Unbillable Views: The Company expects to significantly reduce the frequency at which guests are not charged for a viewed movie due to tape-based quality issues. The new system will provide much higher and consistent picture quality as compared to the current tape-based system, in which the picture quality deteriorates because each videotape in the scheduled-play system is played almost continuously throughout a given month or the deterioration of the videotape players' moving parts. Presently, the Company does not charge customers who were unable to watch due to poor picture quality of the movie. The Spexis computer system will also require customers to confirm their desire to watch a movie before the movie begins playing and before the customers are charged for their selection.

         Upgrade to Eight Channels: Installation of the STARPATH technology will upgrade current properties from an eight movie program monthly schedule to a selection from twenty different movies every forty-eight hours during the month. Over 100,000 rooms to be converted have historically offered less than eight movie titles a month. The Company has historically realized increased viewing levels and associated revenues and cash flows by performing such upgrades.

         Additional Interactive & Communication Services: In the future, the Company plans to offer additional interactive and communication services, including, among others, voice mail, fax mail, video conferencing and interactive distance learning. These services would generate revenues and cash flows which would be independent of viewing levels. The Company expects these services to generate incremental revenue with low incremental costs and will enable the Company to differentiate its products from those of competitors.
The Company is currently focused on developing these new interactive services to meet the desires of its customers and to improve its competitive position. The Company can also target corporate customers by offering these services through the network of the Company's customer hotels.

         Reduced Duplication and Field Service Costs: Currently the Company provides pay-per-view movies and other in-room entertainment by manually reproducing and distributing to each hotel site videotapes for insertion into banks of videotape players. This distribution system requires substantial inventory and production of videotapes and requires a relatively labor-intensive distribution process. It also requires the use of multiple videotape players which require periodic servicing. Following installation of the CDV Satellite Network, the Company will significantly reduce manual tape production, inventory and distribution (with limited exceptions for Guest Choice sites). The new technology, when fully implemented, will enable the Company to significantly reduce the present need to produce approximately 20,000 videotapes for scheduled play movie systems and over one million movie cards per month required to service its existing hotels. As a result of the use of less maintenance intensive components, the EDS field service contract provides for annual cost reductions of $2 million per year in each of the first three years after the first full year of operation.

         Other Revenue Opportunities: STARPATH will enable the Company to pursue broader applications of its PPV and interactive services in new markets, such as hospitals, large apartment complexes, military housing and educational institutions. The Company will also be able to offer national advertisers who want to target business and leisure travelers the opportunity to insert their message in non-PPV programming delivered by the system. The CDV Satellite Network will also enable the Company to offer additional PPV services, including major event telecasts such as championship boxing, rock concerts and wrestling, as well as unique radio programming. In addition, access to EDS's global communication network will enable the Company to more effectively expand into foreign markets.

MARKET AND CUSTOMERS

         Traditional, Large Hotel Market: The Company's primary market has been large hotels located in metropolitan areas of North America. The Company currently provides PPV services to hotels that are part of chains including Hyatt, Loews, Four Seasons, Wyndham and Radisson. In many cases, the Company's hotel customers have been under contract for PPV services for over ten years. The following table sets forth certain information regarding the number of hotels and rooms served by the Company for the past five years:

                                            AS OF DECEMBER 31,
                                            ------------------
                                 1989     1990     1991     1992      1993
                                 ----     ----     ----     ----      ----
Hotels Served:
 Pay-Per-View  . . . . . . .     2,154    2,408    2,554    2,543     2,442
 Free-to-Guest . . . . . . .       916      995    1,018      998     1,006
Rooms Served:
 Pay-Per-View  . . . . . . .   659,996  729,487  758,710  722,571   684,599
 Free-to-Guest . . . . . . .   338,411  357,160  363,116  336,295   330,138

         The Company offers its free-to-guest services to the same type of hotels to which it markets its pay-per-view services. The service is provided to hotels pursuant to contracts similar to the pay-per-view contracts, although in certain cases, the contracts are terminable after three years, at the option of the hotel, upon payment of a fee to the Company.

         The Company offers its interactive services only to hotels that have PPV systems. In most cases, the interactive services are made a part of the contract for pay-per-view services and the service term is concurrent with the term of the pay-per-view contract, which is typically five years.

         Mid-Level Hotel Market: The Company recently introduced Guest Touch, a new product which was developed by the Company to provide PPV services to the mid-level hotel market. This market segment, which the Company estimates to contain approximately 1.3 million rooms in North America, is largely unserved by the hotel PPV industry. The Guest Touch product, which as of December 31, 1993 is installed in approximately 36 hotels with a total of 5,437 rooms, enables the Company to cost effectively service this market. The Guest Touch product uses a patented telephone with a built-in credit card reader which is used by the guest for the selection and payment of PPV movies, eliminating the need for hotel employees to collect movie charges from their guests. The STARPATH technology will allow the Company to more cost effectively service this market, by reducing the need for costly videotape replacement and for equipment maintenance field service visits to these hotels, many of which are located away from large metropolitan areas. In March 1993, the Company signed an agreement with HFS under which the Company will be the preferred provider of PPV services to up to 360,000 rooms under HFS management in the mid-level hotel market. The HFS managed hotels in the mid-level market consist primarily of Ramada, Howard Johnson and Days Inn.

         International Markets: In addition to its operations in the United States, the Company presently offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong and Australia. The Company expects to continue to expand into international markets. Expansion of the Company's operations into foreign markets involves certain risks that are not associated with further expansion in the United States and Canada, including availability of programming, government regulation, language barriers, differences in signal transmission formats, local economic and political conditions and restriction on foreign ownership and investment. Consequently, these risks may hinder the Company's efforts to build a significant base of hotel rooms in foreign markets.

         Non-Hotel Markets: The Company currently sells PPV equipment and receives royalties from a company engaged in providing pay-per-day services to hospitals with an aggregate of approximately 8,000 beds. The Company has significant opportunities to expand its services to other non-hotel markets such as military installations and educational institutions.

SEGMENT DATA

         For the amounts of revenue, operating income or loss before income taxes, and identifiable assets attributable to each of the Company's geographic segments for the last three fiscal years, see Note 16 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

CONTRACTS

         The Company typically enters into a separate contract with each hotel for the services provided. The terms contained in the contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five years from the date the system becomes operational. At the scheduled expiration of a contract, the Company seeks to extend the term of a hotel's contract with market competitive terms. At December 31, 1993, approximately 10.3% of the pay-per-view hotels have contracts which have expired and are on a month-to-month basis. Approximately 19.4% of the existing pay-per-view served hotels have contract expiration dates during 1994.

MANUFACTURING AND SYSTEMS OPERATIONS

         Since the Company's inception the production of the Company's channel selector units, signal modulation units, video racks and satellite signal receiving equipment consisted primarily of assembly and test functions at the Company's headquarters in Richardson, Texas. On December 17, 1993 the Company sold its manufacturing operations, including equipment and manufacturing inventories, to The Cerplex Group. Certech Technology, Inc., ("Certech," a wholly-owned subsidiary of The Cerplex Group) will sell to the Company all of its required pay-per-view components that the Company previously manufactured and provide repairs and refurbishment of these system components. The Company leased its manufacturing space at its corporate headquarters to Certech. The components manufactured by Certech, primarily channel selector units and signal modulators, are manufactured in accordance with the Company's specifications. The Company retains ownership of all equipment supplied to hotel customers.
As a result of the sale and manufacturing agreement, which has a term of five years, Certech is currently the Company's primary source of these components. The Company maintains relationships with other suppliers to ensure alternative sources of supply. However, the Company could experience cost increases or production delays if it were to change primary suppliers.

         Historically, the Company has designed and manufactured all of the equipment and developed the software for use in its pay-per-view and interactive hotel systems. SpectraMate, developed in 1990, is the least expensive unit to produce and provides pay-per-view movies, interactive services and is a remote controlled, "boxless" alternative to earlier generation room units. The SpectraMate unit is termed boxless because it has a sleek design, small configuration and can be attached to the back of the TV and therefore is out of view. Because of the unique design, developed by the Company as a copyrighted industry standard protocol for most television manufacturers, there is no risk to the television's original design integrity, warranty coverage, re-sale value or maintenance. The PAL Movie Converter ("PMC") is manufactured for use in foreign markets such as Hong Kong and Australia where PAL ("Phase Alternate Line") is the standard television required. Substantially all of the Company's pay-per-view rooms are equipped with units which have both remote control and interactive capability.

         During 1992, the Company's research and development team began the design and programming of a new enhanced hotel system software program ("Spexis") to be installed on non-proprietary UNIX based personal computers ("PCs"). Consequently, the Company ceased manufacturing its proprietary microprocessor control units on January 1, 1993, and will purchase PCs for all future pay-per-view and interactive systems computing needs.

FIELD SERVICE OPERATIONS

         The Company's field service operations at December 31, 1993 consisted of 394 field service personnel in 72 field service locations in the United States, Puerto Rico, Canada, Mexico, Hong Kong and Australia. The Company's field service personnel are responsible for supervising the installation of new systems, maintaining systems and distributing and collecting movie cassettes.

         In accordance with the EDS Strategic Alliance, EDS will assume the Company's field service and MIS operations. EDS has agreed to perform these functions for a fixed fee during the first year of service equal to the Company's actual cost of field service in 1992. As compared to the first year, the fixed fee declines in the second year of service after the transition period by $2 million, in the third year by $4 million, and in the fourth year and thereafter at $6 million per year (excluding, in each case, net rooms growth). The Company expects its field service cost savings to increase as it implements its expansion plans. EDS field service consists of 1,100 employees in 90 field service locations and over 1,800 technically certified subcontractors throughout the U.S., Canada, Puerto Rico and Mexico.

RESEARCH AND DEVELOPMENT

         The Company's research and development staff has historically designed most of the Company's products and services except for products and services designed by outside parties pursuant to the EDS Strategic Alliance. Research and development expense was $1.6 million, $1.3 million and $1.8 million in 1993, 1992 and 1991, respectively. The research and development staff together with the Company's marketing department combine efforts to develop products to meet the hotel and guest demands and to develop new products. The Company recently completed the development of a new UNIX based integrated computer system, Spexis, which will enable the Company to provide superior service to its customers and to collect data necessary to fully capitalize on the technological capabilities of the new satellite delivery system. The Spexis computer system will enable the Company to provide new interactive services and continue to monitor viewing patterns on a room and customer basis. The Company will use this information to more actively manage its programming. The Company continues to devote additional resources to research and development to enhance its competitive position. Additionally, the Company intends to focus on product development and maximize systems integration and technology expertise through the EDS Strategic Alliance in an effort to target and develop new markets. The Company's ability to compete effectively in its industry is highly dependent upon its ability to develop or otherwise procure technological product innovations.

COMPETITION

         The Company has experienced increasing competition on a national scale in its primary (large hotel) markets, including competition for contract renewals at hotels operated by certain of the major hotel chains served by the Company. During the first quarter of 1993, after several months of negotiations with Hilton Hotels Corporation for a renewal of a contract covering 43 hotels with a total of approximately 34,000 rooms, Hilton specified certain terms and conditions that upon extensive review, the Company's management decided would have yielded an unacceptable return on investment and severely restricted the Company's capital resources and impaired the Company's strategic plans. Additionally, contracts covering 17,756 rooms of the Marriott Courtyard chain were not renewed upon expiration at December 31, 1993.

         The principal components of the increased competition in the large hotel market are both advanced technological products, customer incentives and significant reductions in prices for other non-PPV services and/or increasing the portion of PPV revenues retained by the hotel. The new STARPATH technology will enable the Company to more effectively compete by offering services that are in demand by the hotel industry, such as video conferencing, voice mail and other interactive services. See "EDS Strategic Alliance" and "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

           Approximately 16.3%, 16.1% and 15.1% of the 684,599 rooms served by the Company at December 31, 1993 are subject to contracts that expire during 1994, 1995 and 1996, respectively. The remaining number of rooms in the upscale hotel market in which the Company's pay-per-view movie service can operate profitably, that are not presently served by the Company, has not grown in recent years as the room base served by the Company and other pay-per-view providers has expanded. The Company believes that slower expansion of new hotel rooms is due to recent general economic conditions and has contributed to increasing competition in its pay-per-view and other services, especially in the large hotel market. Additionally, the Company's pay-per-view system competes for a guest's viewing time with broadcast television, and where available, the Company's own free-to-guest programming or cable television service. Competitor cable companies are also able to offer pay-per-view programming, and are now attempting to market to hotels on a limited basis in certain areas.

         In the satellite-delivered free-to-guest programming business, the Company has several direct and indirect competitors and has no proprietary hardware, exclusive programming or captive customer base. Major cable companies compete with the Company in delivering free-to-guest programming to hotels in several major metropolitan areas, such as New York City, Chicago, Atlanta, San Francisco and Boston. However, by marketing a customized free-to-guest service to its pay-per-view hotel customers, the Company has become one of the largest distributors in this business with favorable long-term programming rates.

         The Company's interactive services are available only to hotels equipped with its pay-per-view movie systems. Other competitors have released and tested similar interactive systems, but the Company believes that interactive services can be marketed profitably only as part of a pay-per-view system due to the substantial fixed costs of installing equipment in each hotel. Consequently, the Company expects that its primary competitors in the interactive services market will be the same as its competitors in the pay-per-view market.

         The communications industry is subject to rapid technological change. New technological developments could have an adverse effect on the Company's operations unless the Company is able to timely provide equivalent services at a competitive cost. The Company believes the STARPATH technology and its exclusive agreement with EDS has significantly reduced its short-term risk to technological changes in the industry and will provide the Company with a competitive advantage over other PPV providers, although there can be no assurance as to the duration of such effect.

REGULATION

         The Federal Communications Commission ("FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate the Company's pay-per-view or free-to-guest systems. The FCC's jurisdiction, however, does encompass certain aspects of the Company's operations as they relate to the Company's use of the radio frequency spectrum in the hotels served by the Company. The Company has, as a matter of practice, obtained optional licenses from the FCC for a number of its downlink, television receive only earth stations, which are used to receive transmissions from communications satellites in connection with the Company's free-to-guest services and obtained the required licenses for the microwave point-to-point relay facilities. The STARPATH technology is a private network and therefore is not currently subject to regulation.

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company has three issued patents in the United States covering various aspects of its pay-per-view and interactive systems, which patents are for 17 years each. In addition, the Company has several registered trademarks and servicemarks, including "Spectravision," "SpectraMate," "Guest Choice" and "Guest Touch," pending trademark applications for "STARPATH" and "Spexis," and registered copyrights covering the computer interface between the Company's computer and the hotel's property management system computer ("PMS") in hotels served by the Company. The Company has filed suit against certain lodging industry pay-per-view providers in defense of its patents and copyrights. See "Item 3. Legal Proceedings."

EMPLOYEES

         As of December 31, 1993, the Company had 595 employees worldwide. Of that total, 160 employees were covered by two collective bargaining agreements. In connection with the EDS Strategic Alliance, approximately 348 employees, primarily field service personnel, will no longer be employed by the Company. This transition of field employees, including union employees, will be complete by the end of the second quarter of 1994. See "EDS Strategic Alliance" and "Field Service Operations". The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company owns its headquarters located in Richardson, Texas. The headquarters contain approximately 84,000 square feet of manufacturing and office space. As a result of the Company's sale of its manufacturing operations, approximately 45,000 square feet of the headquarters is leased to Certech under a five year lease. The Company leases approximately 41,000 square feet of space near its headquarters for new product development, engineering, sales and service facilities pursuant to a lease that expires in September 1998. The Company's annual rental for this facility is approximately $384,000. The Company also leases office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong and Australia for its field service operations which will be reduced as EDS assumes the field service responsibility. The Company believes its properties are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

         On September 17, 1992, SPI Holding, Inc., SPI Newco, Inc., and Spectradyne, Inc., filed a pre-packaged petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case Nos. 92-1176, 92-1177 and 92-1178. On October 29, 1992 the
Bankruptcy Court issued an order confirming the plan of reorganization. The Reorganization Plan became effective on November 23, 1992.

         On October 2, 1992, Spectradyne, Inc. filed a lawsuit in federal district court asserting patent infringement by On Command Video Corporation ("OCV") and Comsat Video Enterprises, Inc. ("CVE"). Subsequently, OCV filed a counterclaim against the Company charging violations of patent rights held by OCV. The counterclaim requests an unspecified amount of damages and injunctive relief. Spectradyne recently amended its original lawsuit to, in part, assert copyright infringement regarding the PMS software protocol against OCV and CVE.

         The Company and its subsidiaries are parties to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Class A Common Stock. There were two Class A common stockholders as of March 4, 1994.

         The Company's Class B Common Stock was available for public trading on November 24, 1992 on the American Stock Exchange under the ticker symbol "SPH B." The high and low closing prices for the Company's Class B Common Stock from date of issuance to December 31, 1992 and for the year ended December 31, 1993 are as follows:

                  Quarter ended                     High      Low
                  -------------                     ----      ---
                 December 31, 1993                 $13 3/8   $7 3/4
                 September 30, 1993                $15 3/8   $6 5/8
                 June 30, 1993                     $ 7 1/2   $2 3/8
                 March 31, 1993                    $ 6 7/8   $3 1/4

                 December 31, 1992                 $ 7 3/4   $6


         The Class B Common Stock price as of March 25, 1994 was $5.875 As of March 25, 1994, there were 19,390,379 shares of Class B Common Stock outstanding held by approximately 200 stockholders of record.

         No dividends have been paid on the Company's Class A Common Stock or Class B Common Stock during either of the years ended December 31, 1993 or 1992. Provisions of the Company's indebtedness agreements limit payment of dividends on the Common Stock. See Note 9 and Note 13 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Item 6. Selected Financial Data

     The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein. Separate financial statements of Spectradyne and SPI Newco, Inc. ("Newco") are not included herein because Spectradyne and Newco are jointly and severally liable on the guaranteed debt, and the aggregate net assets, earnings and equity of Spectradyne and Newco when combined with SPI Holding, Inc. are substantially equivalent to the net assets, earnings and equity of the consolidated entity. The financial activities prior to the 1989 Acquisition are referred to as "Predecessor" and after the 1989 Acquisition are referred to as "Successor".

                                                                                 Year Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                       1993         1992         1991          1990                1989
                                                   -----------  -----------   -----------   ----------- ---------------------------
                                                                                                        From April 13   To April 12
                                                   (Successor)  (Successor)   (Successor)   (Successor)  (Successor)   (Predecessor)
                                                   -----------  -----------   -----------   ----------- -------------  -------------
                                                                     (Dollars in thousands, except per share data)
Revenues:
    Pay-Per-View                                      $ 134,830  $ 136,541     $ 138,695     $ 119,489    $  75,641     $  26,742
    Free-to-Guest                                        17,875     21,275        23,118        22,515       14,791         5,541
    Interactive                                           2,656      4,083         4,796         4,608        2,555           857
    Other                                                 7,632      6,722         6,484         5,876        2,655         1,130
                                                      ---------  ---------     ---------     ---------    ---------     ---------
        Total Revenues                                  162,993    168,621       173,093       152,488       95,642        34,270

Direct Costs:
    Pay-Per-View                                         42,195     41,217        42,268        37,809       25,491         8,684
    Free-to-Guest                                        12,804     12,085        13,142        13,702        8,735         3,200
    Other                                                 3,835      3,226         3,187         2,631        1,738           661
                                                      ---------  ---------     ---------     ---------    ---------     ---------
        Total Direct Costs                               58,834     56,528        58,597        54,142       35,964        12,545

Write off of Goodwill                                         -    218,453             -             -            -             -

Loss Before Extraordinary Items and Cumulative
    Effect of Change in Accounting Principle            (43,057)  (270,242)      (60,003)      (72,472)     (53,560)      (17,543)

Extraordinary Gain (Loss)                                (2,699)    23,378             -             -       (4,152)            -

Cumulative Effect of Change in Accounting Principle           -    (28,498)            -             -            -             -
                                                      ---------  ---------     ---------     ---------    ---------     ---------
Net Loss                                                (45,756)  (275,362)      (60,003)      (72,472)     (57,712)      (17,543)

Preferred Stock Dividend                                      -    (21,878)      (38,157)      (32,622)     (20,419)       (7,468)
                                                      ---------  ---------     ---------     ---------    ---------     ---------
Loss Applicable to Common Stockholders                $ (45,756) $(297,240)    $ (98,160)    $(105,094)   $ (78,131)    $ (25,011)
                                                      =========  =========     =========     =========    =========     =========
Loss per Common Share before Extraordinary Items
   and Cumulative Effect of Accounting Change         $   (2.37) $ (166.31)    $ (655.88)    $ (702.24)   $ (525.65)    $ (179.96)

Other selected Data
(In thousands except hotel and room data)

                                                                                   December 31,
                                                        -----------------------------------------------------------------
                                                            1993         1992          1991          1990         1989
                                                        (Successor)  (Successor)   (Successor)   (Successor)  (Successor)
                                                        -----------  -----------   -----------   -----------  -----------
Total Assets                                             $ 401,420    $ 397,674     $ 610,434     $ 644,573    $ 675,036
Total Debt                                               $ 428,499    $ 455,081     $ 505,698     $ 489,669    $ 447,603
Stockholders' Equity (Deficit)                           $(118,614)   $(150,923)    $  59,899     $ 116,635    $ 189,084
Pay-Per-View Hotels                                          2,442        2,543         2,554         2,408        2,154
Pay-Per-View Rooms                                         684,599      722,571       758,710       729,487      659,996
Free-to-Guest Hotels                                         1,006          998         1,018           995          916
Free-to-Guest Rooms                                        330,138      336,295       363,116       357,160      338,411
Interactive Hotels                                             489          480           491           458          355


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1993, 1992 and 1991.

         The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries.

PAY-PER-VIEW SERVICES

         The following table sets forth, for the periods indicated, certain information and certain statistical data regarding the Company's pay-per-view customer base and revenues.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                          1991         1992         1993
                                                          ----         ----         ----
    Hotels Served   . . . . . . . . . . . . . . . . .     2,554        2,543        2,442
    Rooms Served  . . . . . . . . . . . . . . . . . .   758,710      722,571      684,599
    Hotels Average Occupancy Rate   . . . . . . . . .      63.1%        64.9%        65.9%
    Viewing Level per Occupied Room ("VLO")   . . . .      10.9%         9.8%        10.4%
    Average Price per View  . . . . . . . . . . . . .     $7.46        $7.78        $7.73
    Revenue per Equipped Room per Day ("RER")   . . .     $0.51        $0.49        $0.53

    ______________________

    The number of hotels and rooms served for the year ended December 31, 1993 includes the effect of the non-renewal of the Company's contract with Marriott Courtyard Hotels and the corresponding reduction of 121 hotels and 17,756 rooms.

         During 1993, 1992 and 1991, revenues from the Company's pay-per-view movie services accounted for 82.7%, 81.0% and 80.1%, respectively, of the Company's total revenues. Management expects pay-per-view services, including Guest Choice and other pay-per-view services, to continue to provide the largest portion of the Company's revenues for the foreseeable future. The Company's pay-per-view revenues depend on a variety of factors, including the number of Spectravision systems installed during a period, hotel room occupancy, the frequency of movie viewing by hotel guests, the availability of popular movies, the price charged per view and the proximity of a movie's introduction in the Company's PPV system to its first-run theatrical release and length of time of the "window" in which the movie is available in the Company's PPV system but is not available for home video or cable television exhibition.

         Pay-per-view systems installed. The net number of rooms in which pay-per-view systems have been installed decreased during 1993 by 37,972 rooms to 684,599 rooms as of December 31, 1993. The majority of this decrease was the result of the non-renewal of a pay-per-view service contract with Marriott Courtyard Hotels that expired on December 31, 1993 as well as non-renewal of certain corporately owned Marriott hotels. In 1993, the Company entered into contracts to renew pay-per-view service with several chains including Sheraton Hawaii, Wyndham, Ramada Renaissance, Interstate, Stouffer and Loews, and to provide new pay-per-view service to Four Seasons. Also during 1993, the Company signed an agreement with Hospitality Franchise Systems ("HFS"), which has 360,000 hotel rooms under various brand names, to be the preferred provider of PPV services. The Holiday Inn chain also designated the Company as a co-preferred provider for 180,000 rooms operated by its domestic franchisors. In September 1993, the Company signed a seven-year exclusive contract renewal with Hyatt Hotels & Resorts to provide the chain's in-room pay-per-view movies and interactive video services. This contract covers 105 hotels with a total of approximately 57,000 rooms. Hyatt Hotels will be equipped with the Digital Guest Choice system and will become the first hotel chain to completely install the CDV Satellite Network with all of STARPATH's benefits. At February 28, 1994, the Company had deliverable orders for systems (not including Guest Choice installations) to be installed in approximately 29,500 additional rooms, which are expected to be filled during 1994, as compared to approximately 23,000 rooms at February 28, 1993. Using the 1993 operating statistics and assuming no change in any other variable component of the Company's business, for every change in the installed room base of 10,000 rooms, pay-per-view revenues would have increased or decreased by approximately $1.9 million on an annualized basis.

         Occupancy rates. Hotel occupancy rates, which vary from area to area, fluctuate according to general economic conditions and seasonal travel patterns. Occupancy rates have been provided directly to the Company by the individual hotels served on a hotel-by-hotel basis and are not independently verified by the Company. Hotel occupancy rates are calculated by accumulating the number of rooms reported as occupied and dividing by the total number of rooms available for occupancy. Using the 1993 operating statistics and assuming no change in any other variable component of the Company's business, for every full percentage point change in the average occupancy rate, pay-per-view revenues would have increased or decreased by approximately $2.0 million on an annualized basis.

         Viewing level per occupied room ("VLO"). VLO is sensitive to a number of factors, some of which the Company cannot control, including the popularity of available movies. The Company believes the higher viewing levels in 1993 were due to a combination of the level of availability of popular movies and lack of competition from free television programming such as the Winter and Summer Olympic Games during 1992. Although the Company has no control over the popularity of major studio films, the Company can employ certain strategies and product enhancements, as discussed below, which may increase viewing levels. The higher viewing levels in 1993 can also be attributed to higher viewing levels from the increased installations of the Guest Choice system (in which the Company has averaged an approximate 30% increase in VLO). Using the 1993 operating statistics and assuming no change in any other variable component of the Company's business, for every full percentage point change in VLO, pay-per-view revenues would have increased or decreased by approximately $12.7 million on an annualized basis.

         Price per view. The average price per view decreased to $7.73 in 1993 from $7.78 in 1992 and increased from $7.46 in 1991. During 1993, the average price per view was $7.84 in the United States, US$6.58 in Canada, US $9.05 in Hong Kong and US$6.75 in Australia. Foreign exchange rate fluctuations impact the consolidated average price per view. Declines in the Canadian dollar during 1993 contributed $0.04 of the $0.05 decrease in average price per view. The Company increased the price per view charged from $6.95 to $7.95 in June 1991 for the majority of its U.S. hotels. The ability of the Company to raise movie prices is subject to notice and certain other provisions in the terms of the contracts with the hotels. The implementation of the Company's STARPATH technology will allow the Company to employ variable pricing.

         Revenue per equipped room per day ("RER"). RER represents total pay-per-view revenues earned per equipped room per day. The Company believes this is a more relevant and useful indicator than VLO to measure performance of the pay-per-view service in relation to returns on capital investment. As the Company begins implementing variable and package pricing in association with the STARPATH technology, RER will become a more reliable indicator of performance than VLO due to the fact that not every view will yield the same amount of revenue. The Company's strategies for increasing VLO and RER include the implementation of its STARPATH technology, including Digital Guest Choice, which can deliver state of the art broadcast and on-demand viewing of PPV entertainment.

         Direct costs. Direct costs incurred with the offering of pay-per-view services include film licensing costs, hotel commissions, videotapes and in-room cards. With the STARPATH technology, monthly distribution of in-room cards will be reduced and replaced with on-screen video graphics for help in customer selections. Costs of duplication and distribution of videotapes will be greatly reduced (although videotapes will continue to be provided to supplement the Guest Choice product). The savings from the reduction of in-room cards and video tapes will be partially offset by the direct cost of the monthly transponder lease which is necessary to provide signals to transmit the digitized movies to the hotels. These savings will not be fully realized until the completion of the CDV Satellite Network in mid-1994.

         SV Guest Choice. The Company's current on-demand service is SpectraVision Guest Choice, a pay-per-view service which provides on-demand viewing of a variety of motion picture entertainment and informational tapes from a library of up to 200 videotapes. As of December 31, 1993, 363 pay-per-view hotels with a total of 176,918 rooms were equipped with the Guest Choice system, an increase of 132 hotels with a total of approximately 55,801 rooms over the number of Guest Choice systems installed at December 31, 1992. The Company has experienced an average increase of approximately 30% in viewership levels in hotels with the on-demand Guest Choice system than in comparable hotels equipped with only scheduled PPV systems.

FREE-TO-GUEST AND OTHER SERVICES

         Free-to-guest services to hotel guests include satellite delivery of programming such as HBO, CNN, ESPN and other cable networks, as well as providing to the hotels, in most cases, the satellite equipment to receive the programming. The hotel pays the Company a fixed monthly fee per room for each programming channel selected.

         During the fiscal years 1993, 1992 and 1991, revenues from the Company's free-to-guest services accounted for 11.0%, 12.6% and 13.4% of the Company's total revenues, respectively. Revenues from free-to-guest services are a function of total rooms served and the fee charged to hotels by the Company. The number of rooms served by the Company's free-to-guest systems decreased from 336,295 rooms as of December 31, 1992 to 330,138 rooms as of December 31, 1993. The majority of this decrease was the result of the non-renewal of a free-to-guest services contract with certain corporate owned Marriott Hotels that expired during 1993. Due to the decreased rooms served as well as lower prices granted in connection with contract renewals, the revenues from free-to-guest services for 1994 will be less than those earned in 1993.
As of December 31, 1993 the Company provided free-to-guest services to 1,006 hotels as compared to 998 hotels as of December 31, 1992. At February 28, 1994, the Company had deliverable orders for systems to be installed in approximately 9,500 additional rooms, which are expected to be filled during 1994, as compared to approximately 7,100 rooms outstanding at February 28, 1993. Direct costs incurred in connection with the offering of free-to-guest services to hotels consist primarily of license fees paid to programming suppliers.

         The balance of the Company's revenues are derived from the fees earned from hotels for interactive communications services, such as Video Checkout, sales of the Company's proprietary systems for utilization in the hospital industry and sales of various other products and services, such as remote control units, satellite dishes, master antennae system upgrades and licensing agreements. The Company anticipates the implementation of the STARPATH technology will provide increased revenues from additional interactive services and other sources of revenue, in particular sales of advertising over the satellite network.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1993 ("1993") COMPARED TO YEAR ENDED DECEMBER 31, 1992 ("1992")

         Total revenues decreased to $163.0 million in 1993 from $168.6 million in 1992, a decrease of $5.6 million or 3.3% primarily due to the reduction of installed hotel rooms and certain price reduction of non-PPV services in connection with long-term contract renewals. Of the total revenues reported in 1993, 82.7% were revenues from pay-per-view, 11.0% were from free-to-guest, 1.6% were from interactive services and 4.7% were from other sources.

         Pay-per-view revenues decreased to $134.8 million in 1993 from $136.5 million in 1992, a decrease of $1.7 million or 1.3%. This decrease in pay-per-view revenues in part reflected the decrease in the number of rooms served, which resulted in an approximate $11.1 million decrease in revenue that was partially offset by an increase in VLO to 10.4% in 1993 from 9.8% in 1992 contributing $8.3 million in 1993 PPV revenues. Average hotel occupancy increased to 65.9% in 1993 from 64.9% in 1992 contributing approximately $2.0 million in 1993 PPV revenues.

         Free-to-guest revenues decreased to $17.9 million in 1993 from $21.3 million in 1992, a decrease of $3.4 million or 16.0%. This decrease primarily reflects negotiated price reductions in connection with certain PPV hotel contract renewals.

         Interactive revenues decreased to $2.7 million in 1993 from $4.1 million in 1992, a decrease of $1.4 million or 34.9%. This decrease resulted primarily from price reductions granted in connection with certain PPV contract renewals.

         Other revenues increased to $7.6 million in 1993 from $6.7 million in 1992, an increase of $910,000 or 13.5%, principally due to increased sales of the Company's proprietary systems to the healthcare industry.

         Pay-per-view direct costs increased to $42.2 million in 1993 from $41.2 million in 1992, an increase of $1.0 million or 2.4%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased slightly to 31.3% in 1993 from 30.2% in 1992. The increase resulted primarily from costs of the transponder lease required for the implementation of the CDV Satellite Network during the last quarter of 1993. Significant declines in costs of video tape duplication and distribution and in-room cards will be realized upon full roll-out of the STARPATH technology, which is not expected until mid-1994.

         Free-to-guest direct costs increased to $12.8 million in 1993 from $12.1 million in 1992, an increase of $719,000 or 5.9%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 71.6% in 1993 from 56.8% in 1992. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the lower revenues due to price reductions granted in connection with certain PPV contract renewals.

         Other direct costs increased to $3.8 million in 1993 from $3.2 million in 1992, an increase of $609,000 or 18.9%. As a percentage of other revenues, other direct costs increased to 50.2% in 1993 from 48.0% in 1992 principally due to lower profit margins on the sale of equipment to the hospital market and decreases of royalty income (with no related direct costs) from certain foreign subsidiaries.

         Depreciation and amortization expense decreased to $44.1 million in 1993 from $54.1 million in 1992, a decrease of $10.0 million or 18.4%. The decrease in depreciation is due to the revaluation of assets associated with the 1987 Acquisition becoming fully depreciated during 1992 as well as a larger number of PPV systems becoming fully depreciated. The decrease in amortization is due to the elimination of the amortization of goodwill subsequent to the write-off of goodwill at June 30, 1992.

         Technology and Field Service charge reflects the one-time costs due to changes in technology and field service operations in connection with the EDS Strategic Alliance. The Company has recorded estimated costs in the amount of $7.0 million for the write-off of obsolete equipment (primarily videotape players and obsolete microprocessing equipment) and personnel related costs associated with the reorganization of the Company's field service operations. Approximately $4.9 million is attributable to the write-off of obsolete equipment and $2.1 million is due to anticipated costs of severance and incentives to field operation personnel to be granted during the transition of field service operations to EDS. The cash charges for the provision related to personnel are expected to be completed during 1994.

         Loss on sale of manufacturing assets and inventory is a result of the Company's sale of the Company's manufacturing operations to The Cerplex Group in December 1993. Certech Technology, Inc., a wholly-owned subsidiary of The Cerplex Group, will manufacture and sell to the Company its hotel entertainment system components. Certech has leased the Company's manufacturing space at the Company's corporate headquarters. The cash proceeds to the Company were $5.2 million. The net loss on the transaction of $0.7 million is comprised of a gain on the sale of assets net of inventory write-downs and accrued severance costs.

         Operating expenses decreased to $24.6 million in 1993 from $25.3 million in 1992, a decrease of $699,000 or 2.8%, primarily due to declines in field service labor costs due to decreased overtime costs and increased labor costs charged to capital projects. These decreases were partially offset by increases in repairs and maintenance costs. Total field service labor employed by the Company, which is primarily operating expenses of maintenance of hotel systems, will be eliminated by the end of the second quarter of 1994 and will be provided by EDS at a negotiated cost to the Company pursuant to the terms of the EDS Strategic Alliance. The Company's newly created Customer Service department will be primarily responsible for hotel customer relations and will work closely with both the Company's sales force and EDS to enhance the quality of customer services.

         Contracted Service Costs were $1.7 million in 1993 representing charges under the EDS Strategic Alliance for field service and network service (in connection with the implementation of the CDV Satellite Network) during the fourth quarter of 1993. The charges for these services coupled with the Company's employed field service will continue through the transition period through the second quarter of 1994. After the transition is complete, EDS Service costs will approximate the 1992 level of field service costs with a fixed price reduction of $2.0 million per year for the next three years. These costs do not include the Company's Customer Service costs.

         Selling and marketing expenses increased to $5.1 million in 1993 from $4.2 million in 1992, an increase of $855,000 or 20.4%. Sales costs increased approximately $0.2 million due to increases in sales personnel and sales commissions. Marketing costs increased approximately $0.7 million due to activities associated with the promotion and public relations of new products and the EDS Strategic Alliance and agreements with the Hyatt and Holiday Inn hotel chains.

         General and administrative expenses decreased to $15.4 million in 1993 from $16.0 million in 1992, a net decrease of $559,000 or 3.5%. Expenses in 1993 included increases due to management bonuses of $750,000, increased bad debt expense and increased fees for eight additional members of the board of directors. These increases were more than offset by decreases in the cost of directors' and officers' liability insurance, outside management advisory fees, property and franchise taxes and recruiting and severance payout costs, all related to the 1992 Restructuring.

         Research and development expenses increased to $1.6 million in 1993 from $1.3 million in 1992, an increase of $266,000 or 20.2%.

         Losses on foreign exchange transactions decreased to $833,000 in 1993 from $1.4 million in 1992, a decrease of $571,000. Both the 1992 and the 1993 periods experienced exchange losses due to the declining

Canadian dollar exchange rate, however, 1993 to a lesser degree than 1992. The US dollar denominated balances of the foreign subsidiaries are restated at the rate of exchange at year end, and any resulting gains or losses are included in results of operations.

         Interest expense (net) decreased to $49.0 million in 1993 from $66.9 million in 1992, a decrease of $17.9 million or 26.8%. Cash interest expense increased from $23.1 million in 1992 to $43.2 million in 1993, an increase of $20.1 million. The exchange of the old 14.875% reset notes for the 11.5% Reset Notes, as a result of the Restructuring, resulted in $26.9 million of additional cash interest. The increase in the cash interest expense on the Reset Notes was partially offset by a $7.0 million decrease in cash interest expense on the Bank Credit Facility due to a decrease in the average outstanding balance and lower interest rates. Non-cash interest expense decreased from $44.0 million in 1992 to $6.1 million in 1993, a decrease of $38.0 million. The decrease in non-cash interest expense is primarily due to the elimination of the old 14.875% reset notes, slightly offset by accretion of discount on the Senior Notes for the fourth quarter of 1993. Average total debt outstanding during 1993 was $447.7 million with an effective interest rate of 11.0% as compared to $514.8 million average debt outstanding with an effective interest rate of 13.0% during 1992.

         Current income tax expense, comprised of state and foreign income tax expense, decreased to $1.7 million in 1993 from $2.2 million in 1992, a decrease of $508,000 or 22.6%, due to decreased state income taxes primarily as a result of lower operating income. As a result of the adoption of Statement 109 in 1992, the Company recognized deferred tax benefits in the amount of $4.5 million in 1993 and $7.5 million in 1992. The $3.0 million decrease in the tax benefit was due to a reduction in the amount of net operating loss carryforwards which the Company will be able to recognize in future periods. In connection with Statement 109, the Company has recognized deferred tax assets only to the extent such assets can be realized through future reversals of existing taxable temporary differences. As of December 31, 1993 the net operating loss carryforwards for federal income tax purposes were $254.0 million. The Company does not expect to be liable for U.S. federal income taxes in the near future.

         Loss before extraordinary items and cumulative effect of change in accounting principle decreased to $43.1 million in 1993 from $270.2 million in 1992, a decrease of $227.1 million. The net loss for 1992 includes a one-time charge of $218.5 million for the write-off of goodwill. Excluding the write-off of goodwill in 1992, the loss in 1993 represents a decrease of $8.6 million due to decreased interest expense partially offset by lower operating income for 1993.

YEAR ENDED DECEMBER 31, 1992 ("1992") COMPARED TO YEAR ENDED DECEMBER 31, 1991 ("1991")

         Total revenues decreased to $168.6 million in 1992 from $173.1 million in 1991, a decrease of $4.5 million or 2.6%. Of the total revenues reported in 1992, 81.0% were revenues from pay-per-view, 12.6% were from free-to-guest, 2.4% were from interactive services and 4.0% were from other sources.

         Pay-per-view revenues decreased to $136.5 million in 1992 from $138.7 million in 1991, a decrease of $2.2 million or 1.6%. This decrease in pay-per-view revenues in part reflected the decrease in VLO to 9.8% in 1992 from 10.9% in 1991, which resulted in an approximate $15.2 million decrease in revenue. This decrease was partially offset by an increase in average hotel occupancy to 64.9% in 1992 from 63.1% in 1991. In addition, average price per view increased to $7.78 in 1992 from $7.46 in 1991, an increase of $0.32 or 4.3% due to the full year impact of the price increase effective in June 1991.

         Free-to-guest revenues decreased to $21.3 million in 1992 from $23.1 million in 1991, a decrease of $1.8 million or 8.0%. This decrease primarily reflects negotiated price reductions in connection with hotel contract renewals.

         Interactive revenues decreased to $4.1 million in 1992 from $4.8 million in 1991, a decrease of $713,000 or 14.9%. This decrease resulted primarily from a reduction in the number of interactive services provided per hotel and certain price reductions granted in connection with contract renewals, which decreases were partially offset by an increase in the total number of hotels with interactive services.

         Other revenues increased to $6.7 million in 1992 from $6.5 million in 1991, an increase of $238,000 or 3.7%, principally due to increased sales of the Company's proprietary systems to the healthcare industry.

         Pay-per-view direct costs decreased to $41.2 million in 1992 from $42.3 million in 1991, a decrease of $1.1 million or 2.5%. As a percentage of pay-per-view revenues, pay-per-view direct costs decreased slightly to 30.2% in 1992 from 30.5% in 1991. The decrease resulted primarily from reductions in film licensing fees, which were partially offset by higher cost of video tape duplication and in-room cards.

         Free-to-guest direct costs decreased to $12.1 million in 1992 from $13.1 million in 1991, a decrease of $1.0 million or 8.0%, primarily due to negotiated price reductions from programming suppliers. As a percentage of free-to-guest revenues, free-to-guest direct costs stayed constant at 56.8% in 1992 and 1991.

         Other direct costs increased to $3,226,000 in 1992 from $3,187,000 in 1991, an increase of $39,000 or 1.2%.

         Depreciation and amortization expense decreased to $54.1 million in 1992 from $61.2 million in 1991, a decrease of $7.1 million or 11.7%. The decrease in depreciation in the amount of $3.1 million resulted from the slower growth rate in the installed base of pay-per-view and other hotel systems and a greater percentage of the equipped room base becoming fully depreciated in 1992 as compared to 1991. The decrease in amortization of $4.1 million is due primarily to the elimination of the amortization of goodwill subsequent to the write-off of goodwill at June 30, 1992.

         Operating expenses increased to $25.3 million in 1992 from $24.6 million in 1991, an increase of $702,000 or 2.9%, primarily due to increased material and labor costs of repairs and maintenance. In addition, telecommunications costs in 1992 were greater than in 1991.

         Selling and marketing expenses increased to $4.2 million in 1992 from $3.6 million in 1991, an increase of $578,000 or 16.0%, primarily due to increased advertising and promotion of new products.

         General and administrative expenses increased to $15.9 million in 1992 from $14.6 million in 1991, an increase of $1.3 million or 9.2%. This increase primarily resulted from changes in executive management. Approximately $1.2 million of the increase is due to (i) severance payments to former executives, which payments ended during the fourth quarter of 1992, (ii) an increase in executive management compensation, and (iii) recruiting costs associated with new executives. This increase is partially offset by the absence of performance bonuses in 1992 compared to a $600,000 incentive bonus payment in 1991. Additionally, directors and officers insurance expense increased $587,000 over 1991 primarily due to the highly leveraged position of the Company and the uncertainty associated with the restructuring process during late 1991 and 1992. In November 1992, the Company obtained a renewal policy for directors and officers insurance for approximately a 33% reduction in annual cost. The remaining increase is attributable to increases in various administrative costs such as equipment leases and telecommunications costs.

         Research and development expenses decreased to $1.3 million in 1992 from $1.8 million in 1991, a decrease of $456,000 or 25.7%.

         Losses on foreign exchange transactions increased to $1,404,000 in 1992 from a gain of $11,000 in 1991, an increase of $1,415,000. The increase resulted primarily from a decline in the Canadian dollar exchange rate.

         Interest expense (net) decreased to $66.9 million in 1992 from $67.1 million in 1991, a decrease of $214,000 or 0.3%. Cash interest expense decreased to $23.1 million in 1992 from $33.2 million in 1991, a decrease of $10.1 million or 30.4%. Non-cash interest expense, including $9.9 million of unpaid interest on the previously outstanding 14.75% debentures increased to $44.0 million in 1992 from $34.1 million in 1991. In addition, the effective borrowing rate on the senior bank debt decreased to 8.9% in 1992 from 9.2% in 1991. Average total debt outstanding during 1992 was $514.8 million compared with $514.2 million in 1991.

         Current income tax expense, comprised of state and foreign income tax expense, increased to $2.2 million in 1992 from $1.5 million in 1991, an increase of $700,000 or 45.2%, primarily due to increased state income taxes.

         Loss before extraordinary items and cumulative effect of change in accounting principle increased to $270.2 million in 1992 from a loss of $60.0 million in 1991, an increase of $210.2 million. The net loss for 1992 includes one-time charges totaling $223.6 million comprised of the write-off of goodwill in the amount of $218.5 million and a loss from a change in accounting principle of $28.5 million, partially offset by the extraordinary gain from extinguishment of debt in the amount of $23.4 million.


FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

         Cash and Cash Equivalents were $14.3 million and $9.6 million at December 31, 1993 and 1992, respectively. At December 31, 1993 the cash balance of $14.3 million included the remaining unused net proceeds from the Offerings in October 1993. This cash availability is reserved for the capital expenditures required for the installation of the CDV Satellite Network. At December 31, 1992, the cash balance of $9.6 million was used to pay accrued Restructure costs of $9.9 million outstanding at December 31, 1992. Raw materials were reduced to zero in connection with the sale of the Company's manufacturing operations in December 1993. Installations in process have increased from $14.9 million at December 31, 1992 to $28.2 million at December 31, 1993 or by $13.3 million. Included in this increase are $7.4 million of televisions under capital lease obligations and $2.7 million of installation components for the CDV Satellite Network and $4.3 million for increased Guest Choice installations and refits to the SpectraMate room unit. Other Accrued Liabilities increased $5.4 million over the balance at December 31, 1992 primarily due to accrued customer incentives in conjunction with long-term PPV contract renewals and accrued costs of the Offerings. Capitalized Lease Obligations increased by $12 million during 1993 due to the deployment of approximately 39,000 televisions in conjunction with certain PPV contract renewals.

         The Company's primary uses of cash are for funding of the Company's capital expenditure requirements, debt service on outstanding borrowings and working capital needs. The Company's growth capital expenditures are incurred to expand its base of rooms with installed pay- per-view systems. The Company's maintenance capital expenditures are incurred to upgrade installed systems, primarily in connection with contract renewals.

         Capital expenditures for 1993 were $31.2 million, of which 24% was expended for new installations of pay-per-view rooms, 9% was expended for the first phase of the CDV Satellite Network, and 63% was expended for upgrades and refits due to the demand for Guest Choice and the SpectraMate room unit. The balance of capital expenditures includes the cost of installing free-to-guest service, interactive service, development and testing of new hotel system software and miscellaneous purchases in support of the Company's business needs. The Company expects its maintenance capital expenditures (other than for deployment of upgraded on-demand technology) to decline substantially following implementation of the CDV Satellite Network.

         The Company began installation of the CDV Satellite Network in the fourth quarter of 1993 and expects this network to be completely installed by mid-1994. At February 28, 1994 the Company had 469 hotels with a total of 117,488 hotel rooms equipped with the CDV technology. The Company will require approximately $34 million of capital expenditures to complete the installation of antennae, UNIX personal computers and integrated receiver decoders required in connection with STARPATH to be installed in substantially all of its North American hotels. Of the $34 million in capital expenditures required to complete the CDV Satellite Network, approximately $2.7 million was incurred in 1993. The Company will fund capital expenditures from operating cash flow, proceeds of the Offerings and availability under the Revolving Credit Facility.

         The Company is in a highly competitive industry in a market where there is a high level of penetration in the upscale lodging industry by pay-per-view providers. Additionally, growth in the large hotel market has declined with fewer new hotel constructions due to general economic conditions. Consequently the Company has experienced increased competition for contract renewals on a national scale in the large hotel market. Competition for contract renewals at hotels operated by certain of the major hotel chains historically served by the Company have included providing customer incentives such as guest room televisions, significant reductions in prices for other non-PPV services and/or increasing the portion of PPV revenues retained by the hotel. As a result of this competition, the Company's revenues and related profit margins from non-PPV sources, such as free-to-guest and interactive services will be less than in previous periods. The Company does, however, expect to benefit from both increased PPV profit margins and other sources of revenue once the STARPATH technology is fully deployed. The Company expects 1994 to be a transition year in implementation of the STARPATH technology and therefore does not anticipate realizing the full benefits of the technology until 1995. Pay-per-view margins are expected to be enhanced by the Company's ability to (i) actively manage its pay-per-view programming by quickly replacing poorly-performing movies; (ii) convert to a twenty-movie program equipped hotel rooms which currently have only a six, seven or eight movie program; (iii) provide Digital Guest Choice; (iv) offer packaged and variable movie pricing to guests and (v) substantially reduce videotape and movie card schedule production, duplication and distribution costs. The Company's ability to increase revenues and operating cash flow after completion of the rollout of the STARPATH technology is highly sensitive to a number of factors. PPV revenues are dependent upon the viewing levels in its PPV systems such as the availability of popular movies and competing programming. In turn, the success of marketing initiatives and other efforts of the Company to increase viewing levels and average price per view, are dependent upon prevailing economic conditions and other factors, many of which are beyond the control of the Company. The CDV Satellite Network, along with the Company's new Spexis UNIX interactive system, together with STARPATH will provide other revenue opportunities through new interactive and communication services, including voice mail, fax mail, video teleconferencing and interactive distance learning as well as the introduction of national advertising on its free-to-guest system.

         In connection with the EDS Strategic Alliance and pursuant to the agreement, the Company began certain fixed payments in October 1993. The Company expects these payments to cause an initial increase in operating expenses through the second quarter of 1994 while the improvement in PPV revenues and cost savings will gradually escalate during the conversion of the Company's existing hotel systems to the STARPATH system. This duplication of costs and the concessions granted for certain PPV contract renewals will have a continuing impact on the Company's operating income for 1994. However, this outsourcing of field service operations is expected to result in substantial savings, commencing in 1995, over the 1992 levels of field service costs. The amount of these annual savings is expected to be $2 million by the middle of 1995, $4 million by the middle of 1996 and $6 million by the middle of 1997 and every year thereafter for the life of the contract.

         On October 5, 1993 the Company issued 7,650,000 shares of its Class B Common Stock and $209.5 million aggregate principal amount of 11.5% Senior Discount Notes, due 2001 (the "Senior Discount Notes") through a public offering, (the debt and equity offerings referred to herein as the "Offerings") resulting in net proceeds to the Company of $223.8 million. The net proceeds from the Offerings were used to refinance an aggregate principal of $182.6 million of outstanding obligations under the Bank Credit Facility and the Supplemental Credit Facility and will also be used for general corporate purposes, including the funding of capital expenditures required for the implementation of the CDV Satellite Network and the Company's expansion plans. As a result of the Offerings, as of December 31, 1993 the Company had $14.3 million in short-term liquid investments.

         Concurrently with the Offerings the Company obtained the Revolving Credit Facility with borrowing availability of $20 million with two financial institutions. The Revolving Credit Facility matures October 5, 1997. The Revolving Credit Facility includes a letter of credit sub-facility of up to $10 million including a letter of credit in the amount of $7.5 million (the "Standby Letter of Credit") supporting the Canadian Bank Credit Facility. At March 20, 1994 the Company had $12.5 million of borrowing availability under the Revolving Credit Facility.


         In connection with the EDS Strategic Alliance, EDS made a commitment to finance through capital leases the Company's purchase of the UNIX based computer equipment associated with the installation of the Spexis systems.

         Historically the Company's earnings have been inadequate to cover fixed charges. However, as a result of the Offerings and the application of the net proceeds therefrom, the Company's cash debt service requirements have declined significantly below their historical levels. The Company has been relieved of the amortization requirements under the old Bank Credit Facility and will not begin to accrue cash interest payments on the Senior Discount Notes until 1996. In addition, the instruments governing the Senior Notes, Revolving Credit Facility and the Reset Notes limit payments of dividends on both the Class A and Class B Common Stock. The Company believes that funds generated from operations, cash on hand as a result of the proceeds from the Offerings, $12.5 million of available borrowings under the Revolving Credit Facility and lease financing available from EDS and others will be sufficient to meet its liquidity and capital expenditure requirements through 1994, including installation of the first phase of the STARPATH technology and the beginning of the rollout of Digital Guest Choice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report

         Consolidated Statements of Financial Position at December 31, 1993 and 1992

         Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

         Notes to the Consolidated Financial Statements

         Separate financial statements of Spectradyne and SPI Newco are not included herein because Spectradyne and SPI Newco are jointly and severally liable on the Senior Notes and the aggregate net assets, earnings and equity of Spectradyne and SPI Newco when combined with SPI Holding, Inc., are substantially equivalent to the net assets, earnings and equity of the consolidated entity.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SPI Holding, Inc.:


We have audited the accompanying consolidated financial statements of SPI Holding, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index at Item
14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPI Holding, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.



                                            KPMG Peat Marwick
Dallas, Texas
March 11, 1994

                               SPI HOLDING, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)




                                                                                    December 31,
                                                                            ---------------------------
                                                                                1993            1992
                                                                            -----------     -----------
ASSETS

    Cash and Cash Equivalents                                               $   14,285      $    9,593
    Accounts Receivable (net of allowance for doubtful accounts
        of $967 and $524 for 1993 and 1992, respectively)                       18,060          18,714
    Prepaids and Other Assets                                                    9,569          11,940


    Video Systems
        Raw materials                                                                -           3,839
        Installations in-process                                                28,157          14,894
        Completed systems                                                      211,781         190,809
                                                                            ----------      ----------
                                                                               239,938         209,542
        Less accumulated depreciation and amortization                        (141,253)       (125,424)
                                                                            ----------      ----------
    Total Video Systems                                                         98,685          84,118


    Building and Equipment
        Building                                                                 4,241           4,232
        Furniture, fixtures and other equipment                                  5,260           5,074
                                                                            ----------      ----------
                                                                                 9,501           9,306
        Less accumulated depreciation                                           (4,747)         (4,562)
                                                                            ----------      ----------
    Total Building and Equipment                                                 4,754           4,744


    Land                                                                         2,559           2,559
    Hotel Contracts (net)                                                      253,508         266,006
                                                                            ----------      ----------
TOTAL ASSETS                                                                $  401,420      $  397,674
                                                                            ==========      ==========





        See Accompanying Notes to the Consolidated Financial Statements

                               SPI HOLDING, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                   (Dollars in thousands, except share data)


                                                                                  December 31,
                                                                           ---------------------------
                                                                              1993             1992
                                                                           ----------       ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
    Liabilities
        Accounts Payable                                                    $   12,348      $   10,815
        Accrued Liabilities
            Interest                                                             2,598           3,848
            Technology and Field Service Charge                                  6,629               -
            Compensation                                                         3,122           3,123
            Restructure Costs                                                        -           9,940
            Other                                                               10,949           5,474
        Income Taxes                                                               660             620
        Deferred Income Taxes                                                   35,229          39,696

        Debt
            Bank Credit Facility                                                     -         180,120
            Canadian Bank Credit Facility                                        7,350           7,350
            Supplemental Credit Facility                                             -           8,000
            11.5% Senior Discount Notes                                        154,055               -
            11.65% Senior Subordinated Reset Notes                             260,795         260,795
            Capitalized Lease Obligations                                       14,028           2,153
            Other Debt                                                             329             482
            Debt Issuance Costs (net)                                           (8,058)         (3,819)
                                                                            ----------      ----------
        Total Debt                                                             428,499         455,081
                                                                            ----------      ----------
    Total Liabilities                                                          500,034         528,597

    Contingent Value Rights                                                     20,000          20,000

    Stockholders' Deficit
        Class A Common Stock - $0.001 par value, authorized 6,000,000 shares, issued and outstanding 4,745,526 and 5,145,526 shares
            at December 31, 1993 and 1992, respectively.                             5               5
        Class B Common Stock - $0.001 par value, authorized 144,000,000 shares, issued and outstanding 19,238,379 and 11,188,379 shares
            at December 31, 1993 and 1992, respectively.                            19              11
        Paid in Capital                                                        390,885         313,244
        Contingent Value Rights Valuation Adjustment                            (5,077)         (5,077)
        Class B Common Stock Warrants                                            6,377           6,377
        Retained Deficit                                                      (511,445)       (465,689)
        Foreign Currency Translation Adjustment                                    622             206
                                                                            ----------      ----------
    Total Stockholders' Deficit                                               (118,614)       (150,923)
                                                                            ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  401,420      $  397,674
                                                                            ==========      ==========




        See Accompanying Notes to the Consolidated Financial Statements

                               SPI HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                                                Year Ended December 31,
                                                       ---------------------------------------
                                                           1993          1992          1991
                                                       ----------     ----------    ----------
Revenues                                                $ 162,993     $ 168,621     $ 173,093
Costs and Expenses
    Direct costs                                           58,834        56,528        58,597
    Depreciation and amortization                          44,103        54,050        61,226
    Write-off of goodwill                                       -       218,453             -
    Technology and field service charge                     7,000             -             -
    Loss on sale of manufacturing assets and inventory        649             -             -
    Operating expenses                                     24,583        25,282        24,580
    Contracted service costs                                1,716             -             -
    Selling and marketing expenses                          5,054         4,199         3,621
    General and adminstrative expenses                     15,431        15,990        14,643
    Research and development (net)                          1,585         1,319         1,775
    Exchange (gain) loss                                      833         1,404           (11)
                                                       ----------     ----------    ----------
    Total costs and expenses                              159,788       377,225       164,431
                                                       ----------     ----------    ----------
Operating Income (Loss)                                     3,205      (208,604)        8,662

    Interest expense (net)                                 48,990        66,905        67,119
                                                       ----------     ----------    ----------
Loss Before Income Taxes, Extraordinary Items and
    Cumulative Effect of Change in Accounting Principle   (45,785)     (275,509)      (58,457)

Income Taxes
    State and foreign provision                             1,739         2,247         1,546
    Deferred benefit                                       (4,467)       (7,514)            -
                                                       ----------     ----------    ----------
Total Income Taxes (Benefit)                               (2,728)       (5,267)        1,546
                                                       ----------     ----------    ----------
Loss Before Extraordinary Items and Cumulative
    Effect of Change in Accounting Principle              (43,057)     (270,242)      (60,003)

Extraordinary Items
    Loss from debt extinguishment                          (2,699)            -             -
    Gain on debt restructuring                                  -        23,378             -
                                                       ----------     ----------    ----------
Total Extraordinary Items                                  (2,699)       23,378             0
                                                       ----------     ----------    ----------
Cumulative Effect of Change in Accounting Principle             -       (28,498)            -

Net Loss                                                  (45,756)     (275,362)      (60,003)

Preferred Stock Dividend                                        -       (21,878)      (38,157)
                                                       ----------     ----------    ----------
Loss Applicable to Common Stockholders                  $ (45,756)    $(297,240)    $ (98,160)
                                                       ==========     ==========    ==========

Loss Per Common Share:
    Before extraordinary items and cumulative
        effect of accounting change                     $   (2.37)    $ (166.31)    $ (655.88)

    Extraordinary items                                     (0.15)        13.31             -

    Cumulative effect of accounting change                      -        (16.22)            -
                                                       ----------     ----------    ----------
    Net Loss                                            $   (2.52)    $  (169.22)   $  (655.88)
                                                       ==========     ==========    ==========


       See Accompanying Notes to the Consolidated Financial Statements

                               SPI HOLDING, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)


                                                                Year Ended December 31,
                                                        --------------------------------------
                                                           1993          1992          1991
                                                        ----------    ----------    ----------
16% Cumulative Preferred Stock
    Beginning balance                                   $        -    $      105    $       90
    Stock dividend                                               -             9            15
    Exchange of preferred stock for common stock                 -          (114)            -
                                                        ----------    ----------    ----------
    Ending Balance                                      $        -    $        -    $      105
                                                        ----------    ----------    ----------
Class A Common Stock
    Beginning balance                                            5             -             -
    Issued in restructuring                                      -             5             -
                                                        ----------    ----------    ----------
    Ending Balance                                      $        5    $        5    $        -
                                                        ----------    ----------    ----------
Class B Common Stock
    Beginning balance                                           11             -             -
    Issued in public offering                                    8            11             -
                                                        ----------    ----------    ----------
    Ending Balance                                      $       19    $       11    $        -
                                                        ----------    ----------    ----------
Paid in Capital
    Beginning balance                                      313,244       334,797       293,424
    Issued in public offering                               77,641             -             -
    Preferred stock dividends                                    -        21,860        38,088
    Capital contribution                                         -         1,800         3,285
    Issued in restructuring                                      -        67,723             -
    Cancellation of preferred stock in restructuring             -      (112,936)            -
                                                        ----------    ----------    ----------
    Ending Balance                                      $  390,885    $  313,244    $  334,797
                                                        ----------    ----------    ----------
Contingent Value Rights Valuation Adjustment
    Beginning balance                                       (5,077)            -             -
    Valuation adjustment                                         -        (5,077)            -
                                                        ----------    ----------    ----------
    Ending Balance                                      $   (5,077)   $   (5,077)   $        -
                                                        ----------    ----------    ----------
Class B Common Stock Warrants
    Beginning and ending balance                        $    6,377    $    6,377    $    6,377
                                                        ----------    ----------    ----------
Retained Deficit
    Beginning balance                                     (465,689)     (281,385)     (183,225)
    Net loss                                               (45,756)     (275,362)      (60,003)
    Preferred stock dividend                                     -       (21,878)      (38,157)
    Cancellation of preferred stock in restructuring             -       112,936             -
                                                        ----------    ----------    ----------
    Ending Balance                                      $ (511,445)   $ (465,689)   $ (281,385)
                                                        ----------    ----------    ----------
Translation Adjustment
    Beginning balance                                          206             5           (31)
    Translation adjustment                                     416           201            36
                                                        ----------    ----------    ----------
    Ending Balance                                      $      622    $      206    $        5
                                                        ----------    ----------    ----------
Total Stockholders' Equity (Deficit)                    $ (118,614)   $ (150,923)   $   59,899
                                                        ==========    ==========    ==========




        See Accompanying Notes to the Consolidated Financial Statements

                               SPI HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                    Year Ended December 31,
                                                            --------------------------------------
                                                               1993          1992          1991
                                                            ----------    ----------    ----------
Operating Activities:
    Net loss                                                $ (45,756)    $(275,362)    $ (60,003)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Depreciation and amortization                          44,103        54,050        61,226
        Loss on sale of manufacturing assets and inventory        649             -             -
        Other non-cash items:
            Write-off of goodwill                                   -       218,453             -
            Technology and field service charge                 7,000             -             -
            Cumulative effect of accounting change                  -        28,498             -
            Deferred income tax benefit                        (4,467)       (7,514)            -
            Extraordinary loss from debt extinguishment         2,699             -             -
            Extraordinary gain on debt restructuring                -       (23,378)            -
            Increase (decrease) in accrued
                interest paid in kind                               -        (8,226)        1,099
            Conversion of non-cash interest
                to secondary notes                                  -        39,611        29,537
            Accretion of discount on senior notes               4,074             -             -
            Amortization of debt issuance costs                 1,055         2,536         3,108
            Exchange (gain) loss                                  833         1,404           (11)
            Other items (net)                                      86           283           347
        Increase (decrease) in:
            Accounts payable                                    1,377        (6,146)        6,447
            Accrued interest                                   (1,248)       10,884          (493)
            Other accrued liabilities                           2,374          (556)          456
            Income taxes payable                                 (124)         (341)         (433)
        Decrease (increase) in:
            Accounts receivable                                   559           675        (1,532)
            Prepaids and other assets                           2,282          (178)         (100)
                                                            ----------    ----------    ----------
    Total adjustments                                          61,252       310,055        99,651
                                                            ----------    ----------    ----------

Net cash provided by operating activities                   $  15,496     $  34,693     $  39,648
                                                            ----------    ----------    ----------





       See Accompanying Notes to the Consolidated Financial Statements

                               SPI HOLDING, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)


                                                                     Year Ended December 31,
                                                            --------------------------------------
                                                               1993          1992          1991
                                                            ----------    ----------    ----------
Investing Activities:
    Proceeds from sale of manufacturing assets
        and inventory                                       $   5,201             -             -
    Decrease (increase) in raw materials                         (313)    $      43     $    (986)
    Cost of in-process systems and capital
        expenditures                                          (36,097)      (27,195)      (22,755)
                                                            ----------    ----------    ----------
Net cash used in investing activities                       $ (31,209)    $ (27,152)    $ (23,741)
                                                            ----------    ----------    ----------
Financing Activities:
    Borrowing under Supplemental Bank
        Credit Facility                                     $  23,000     $  13,000     $  42,000
    Repayment of Supplemental Bank
        Credit Facility                                       (31,000)      (15,000)      (40,000)
    Repayment of Bank Credit Facility                        (180,120)      (20,000)      (17,380)
    Repayment of other debt                                    (1,432)         (930)         (687)
    Issuance of class A common stock                                -        24,600             -
    Issuance of class B common stock                           84,150         8,198             -
    Stock issuance costs                                       (6,501)            -             -
    Issuance of senior discount notes                         149,981             -             -
    Debt issuance costs                                        (8,417)            -             -
    Preferred stock dividend - fractional shares                    -            (9)          (54)
    Payment of Restructuring costs                             (9,236)       (7,802)         (440)
                                                            ----------    ----------    ----------
Net cash provided by (used in) financing activities         $  20,425     $   2,057     $ (16,561)
                                                            ----------    ----------    ----------
Effect of exchange rate changes on cash                           (20)          (54)           24
                                                            ----------    ----------    ----------
Net Increase (Decrease) in cash and cash equivalents            4,692         9,544          (630)

Cash and cash equivalents at beginning of period                9,593            49           679
                                                            ----------    ----------    ----------
Cash and cash equivalents at end of period                  $  14,285     $   9,593     $      49
                                                            ==========    ==========    ==========





        See Accompanying Notes to the Consolidated Financial Statements

                               SPI HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         SPI Holding, Inc., (the "Company" or "SPI") is the leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

         From September 1979 until October 1987, Spectradyne, Inc. ("Spectradyne"), a Texas corporation, was a public company whose common stock was traded on the NASDAQ over-the-counter market. In October 1987, SPI acquired all of the outstanding stock of Spectradyne, through the merger of its newly formed, wholly owned subsidiary with and into Spectradyne, following which Spectradyne remained the surviving entity and a wholly owned subsidiary of the Company (the "1987 Acquisition"). On April 12, 1989, DP Acquisition Corp., ("DP"), a company controlled by Mr. Marvin Davis, acquired all of the outstanding common stock of SPI (the "1989 Acquisition"). In December, 1990, DP was dissolved into its parent, Rainbow Company ("Rainbow"), a partnership controlled by Mr. Marvin Davis. After obtaining the necessary votes on a prepackaged joint plan of reorganization, the Company and certain of its subsidiaries, including SPI Newco, Inc. ("SPI Newco") and Spectradyne filed a voluntary petition for bankruptcy on September 17, 1992 in the United States Bankruptcy Court for the District of Delaware. On October 29, 1992, the Bankruptcy Court issued an order confirming the plan of reorganization (the "Reorganization Plan"). On November 23, 1992, the Reorganization Plan became effective, and the Company completed a restructuring of its debt and capital structure (the "Restructuring"). The Restructuring included, among other things, (i) the purchase by Rainbow of 4,995,864 shares of Class A Common Stock, (ii) the exchange of previously outstanding 14.875% reset notes for $260.8 million of 11.5% Senior Subordinated Reset Notes, due 2002 ("Reset Notes"), (iii) the exchange of previously outstanding 14.75% debentures for newly issued Class B Common Stock and (iv) the exchange of previously outstanding preferred stock for shares of Class B Common Stock and Contingent Value Rights ("CVRs"). In October 1993 the Company successfully completed a public offering of Class B Common Stock and senior discount notes. See Note 5
- - Debt and Equity Offerings.

         Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SPI and its subsidiaries, including SPI Newco, its direct subsidiary, and Spectradyne, the direct subsidiary of SPI Newco.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND CONSOLIDATION: The Company owns and operates pay-per-view movie systems and provides satellite delivered free-to-guest sports, news and entertainment to the hotel industry. The Company has operating subsidiaries in the United States, Canada, Mexico, Hong Kong and Australia. The consolidated financial statements include the accounts of SPI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

         CASH FLOWS: For purposes of the Statements of Cash Flows, the Company considers all certificates of deposit and debt instruments with original maturities of three months or less to be cash equivalents.

         VIDEO SYSTEMS, building and equipment: Video systems, building and equipment are stated at cost. Capital leases are recorded at the inception of the lease at the lower of the discounted present value of future minimum lease payments or the fair value of the property. Installed video systems at December 31, 1993 include approximately $8,650,000 of equipment under capital leases. Accumulated amortization of such leased equipment was $1,134,000 at December 31, 1993. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, is computed by the straight-line method over the estimated useful lives of the assets or the initial terms of the leases. Depreciation and amortization expense related to video systems, building and equipment, was $31,226,000 for 1993, $36,269,000 for 1992 and $39,273,000 for
1991. Prior to installation, in-process video systems and raw materials are stated at cost, and depreciation of video systems begins when the system is installed and activated.

         INTANGIBLE ASSETS: In connection with the 1989 Acquisition, hotel contracts were recorded at fair value and are amortized on a straight-line basis over 25 years. The Company continually assesses the propriety of the carrying amount of hotel contracts as well as the amortization period to determine whether circumstances warrant adjustment to the carrying amount or estimated useful life. Accumulated amortization related to the hotel contracts was $58,950,000 and $46,452,000 at December 31, 1993 and 1992, respectively.
Amortization expense was $12,498,000 for 1993, $12,498,000 for 1992 and
$11,659,000 for 1991.   Pursuant to the adoption of the Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109") discussed below, the carrying amount of hotel contracts was increased, effective January 1, 1992, by $18.7 million (net of $2.3 million of accumulated amortization).

         MAINTENANCE AND REPAIRS: Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in results of operations.

         INCOME TAXES: In February 1992, the Financial Accounting Standards Board issued Statement No. 109. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of operations.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         FOREIGN CURRENCY TRANSLATION: Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at year end. Results of operations are translated at the approximate rate of exchange in effect during the period. The translation adjustment is shown as a separate component of stockholders' equity (deficit). The US dollar denominated balances of the foreign subsidiaries are restated at the rate of exchange at year end and any resulting gains or losses are included in results of operations.

NOTE 3 - EDS STRATEGIC ALLIANCE

         On July 28, 1993, the Company entered into a ten year exclusive agreement with Electronic Data Systems ("EDS") to install the most technologically advanced PPV system in the industry. Under this agreement, EDS and the Company will install a Compressed Digital Video ("CDV(TM)") satellite movie transmission system, the "CDV Satellite Network," throughout most of the Company's current and future North American hotel sites. This new technology, "STARPATH," will replace the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location and which technology has been used since the Company's inception in 1971. EDS and the Company will also install a new satellite delivered on-demand movie service, " Digital Guest Choice." Included in the STARPATH technology is the Company's development of a sophisticated UNIX based integrated computer system ("Spexis") which will be installed in conjunction with the Company's PPV systems and will enable the Company to provide additional enhanced interactive services. Management believes the STARPATH technology will enable the Company to generate higher revenues and cash flows from its existing installed and future room base. In accordance with the EDS Strategic Alliance, EDS will assume the Company's field service and management information services. EDS has agreed to perform these functions for a fixed fee during the first year of service equal to the Company's actual cost of field service in 1992. As compared to the first year, the fixed fee declines in the second year of service after the transition period by $2 million, in the third year by $4 million, and in the fourth year and thereafter at $6 million per year (excluding, in each case, net rooms growth).

         The Company began installing the CDV Satellite Network in the fourth quarter of 1993 and expects this network to be completely installed into substantially all of its North American hotels by mid-1994. The Company will install Digital Guest Choice on a selective basis in connection with contract renewals and extensions and expects to equip most of its major hotels with this service within three to five years of commencement of installation. As the STARPATH technology is being fully installed, the Company expects, among other things, to be able to: (i) actively manage its pay-per-view programming by quickly replacing poorly-performing movies; (ii) convert to a twenty-movie program those equipped hotel rooms which currently have only a six, seven or eight movie program; (iii) provide Digital Guest Choice; (iv) offer packaged and variable movie pricing to guests; (v) provide new interactive services, including voice mail, fax mail, video teleconferencing and interactive distance learning; (vi) introduce national advertising on its free-to-guest system; (vii) substantially reduce videotape and movie card schedule production, duplication and distribution costs; (viii) reduce unbillable views; and (ix) reduce field service costs as provided in connection with the EDS Strategic Alliance through the improved reliability of the STARPATH digital technology over the moving parts requirements of the videotape players.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         As a result of the changes in technology and field service operations the Company has recorded estimated charges in the amount of $7.0 million in its results of operations for the year ended December 31, 1993 for the write-off of obsolete equipment, (primarily videotape players and obsolete microprocessing equipment), and personnel related costs associated with the transition of the Company's field service operations. Approximately $4.9 million is a non-cash charge attributable to the write-down of obsolete equipment and $2.1 million is due to anticipated costs of severance and incentives to field operation personnel to be granted during the transition of field service operations to EDS. This transition and the related payout of the cash charges is expected to be completed during 1994.

NOTE 4 - SALE OF MANUFACTURING OPERATIONS

         Effective December 17, 1993 the Company sold its manufacturing operations to The Cerplex Group. The sale included all production raw materials, work-in-process and certain manufacturing equipment. Additionally, the Company entered into a five-year technology production services agreement with Certech Technology, Inc., ("Certech"), a wholly-owned subsidiary of The Cerplex Group. Certech will manufacture and sell to the Company those hotel entertainment system components previously manufactured by the Company. The transaction resulted in cash proceeds to the Company of $5.2 million. The net loss on the transaction of $0.7 million is comprised of a gain on the sale of assets net of inventory write-downs and accrued severance costs.

NOTE 5 - DEBT AND EQUITY OFFERINGS

         On October 5, 1993 the Company issued 7,650,000 shares (including 650,000 shares exercised under an over-allotment option) of its Class B Common Stock and $209.5 million aggregate principal amount of 11.5% Senior Discount Notes, due 2001 (the "Senior Notes") through a public offering, (the debt and equity offerings referred to herein as the "Offerings") resulting in net proceeds to the Company of $223.8 million. The net proceeds from the Offerings were used to refinance an aggregate principal amount of $182.6 million of outstanding obligations under the Company's previous senior bank loan (the "Bank Credit Facility") and previous revolving credit loan (the "Supplemental Credit Facility") and will also be used for general corporate purposes, including to fund capital expenditures required for the implementation of the EDS Strategic Alliance and the Company's expansion plans. In connection with the common stock offering, the underwriters exercised an over-allotment option and purchased 400,000 shares of Class B Common Stock from Rainbow upon Rainbow's conversion of 400,000 shares of Class A Common Stock. The Company did not receive any of the proceeds from the shares sold by Rainbow.

         As a result of the Offerings and the application of the net proceeds therefrom, the Company's cash debt service requirements have declined significantly below their historical levels. The Company has been relieved of the amortization requirements under the old Bank Credit Facility and will not begin to accrue cash interest payments on the Senior Notes until 1996. The Company believes that funds generated from operations, cash on hand as a result of the proceeds from the Offerings, $12.5 million of available borrowings under the Revolving Credit Facility and lease financing available from EDS and others will be sufficient to meet its liquidity and capital expenditure requirements through 1994, including installation of the first phase of the STARPATH technology and the beginning of the rollout of Digital Guest Choice. See Note 3 - EDS Strategic Alliance.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

                                                                                Year ended December 31,
                                                                          -----------------------------------
                                                                             1993         1992         1991
                                                                          ---------     --------     --------
                                                                                 (Dollars in thousands)
     Cash interest paid                                                   $  43,854     $ 22,075     $ 33,688
     State and foreign income taxes paid                                  $   2,191     $  2,699     $  1,246
     Non-cash investing and financing activities:
         Bank Credit Facility amendment fee                               $       -     $      -     $    563
         Accrued liabilities exchanged for equity                         $       -     $  1,800     $  3,285
         Payment of preferred stock dividend in kind                      $       -     $ 21,878     $ 38,157
         Issuance of common stock and CVRs in exchange for debt
           pursuant to the Restructuring                                  $       -     $ 32,084     $      -
         Capital lease obligation incurred on lease of equipment          $  12,915     $  2,511     $      -
         Accrued proceeds from sale of notes for common stock             $       -     $  6,269     $      -

NOTE 7 - EXTRAORDINARY ITEMS

         In connection with the Offerings in October 1993, a portion of the proceeds was used to extinguish the Company's Bank Credit Facility and Supplemental Credit Facility originally due in 1998. The unamortized debt issuance cost of $2.7 million was expensed resulting in an extraordinary loss on extinguishment of debt.

        In connection with the Restructuring in November 1992, the Company issued 6,253,004 shares of Class B Common Stock in exchange for the outstanding
Debentures originally due in 2002.   An extraordinary gain on extinguishment of
debt in the amount of $38.1 million, net of related unamortized debt issuance costs of $2.7 million, was recognized. Additionally, the portion of costs relating to the debt refinancing in the Restructuring of $14.7 million was recorded, resulting in a net gain from debt restructuring of $23.4 million.

NOTE 8 - LOSS PER COMMON SHARE

         The loss per common share is calculated on the weighted average number of common shares outstanding for the period. Common stock warrants and stock options are not included in the computation as their effect is anti-dilutive. The net loss has been adjusted to give effect to the preferred stock dividend issued each period through June 30, 1992. The average shares outstanding have been adjusted for 1992 and 1991 to reflect the effect of the 1-for-20 reverse stock splits effective on September 13, 1991 and June 30, 1992. See Note 13 - Stockholders' Deficit. The weighted average number of common shares outstanding and the preferred stock dividend for each period are as follows (dollars in thousands):

                        Average Shares          Preferred Dividend
                        --------------          ------------------
            1993:         18,178,289                 $       -
            1992:          1,756,518                 $  21,878
            1991:            149,662                 $  38,157

         The unaudited supplementary loss and loss per share of common stock before extraordinary item and cumulative effect of change in accounting principle for the year ended December 31, 1992, after giving effect to the Restructuring as of the beginning of the year, was $254.3 million and $15.57 per share, respectively. Unaudited supplementary loss and loss per share of common stock before extraordinary item for the year ended December 31, 1993, after giving effect to the Offerings as of the beginning of the year, was $45.3 million and $1.89 per share, respectively.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 9 - DEBT

         REVOLVING CREDIT FACILITY: Concurrent with the Offerings the Company obtained a revolving credit facility with borrowing availability of $20 million with two financial institutions (the "Revolving Credit Facility"). The Revolving Credit Facility includes a letter of credit sub-facility of up to $10 million including a letter of credit in the amount of $7.5 million (the "Standby Letter of Credit") supporting the Canadian Bank Credit Facility, described below. At March 11, 1994, the Company had $12.5 million borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility matures October 5, 1997. All outstanding loans will bear interest at the Company's option at either (i) the highest of prime rate, CD rate plus 1% and federal funds rate plus 0.5% or (ii) Eurodollar rate plus 2.5%, in each case plus 1.25%. Interest on loans bearing interest at the rate set forth in clause
(i) above will be payable quarterly in arrears and interest on Eurodollar loans will be payable at the earliest of either three months or the end of the applicable interest period.

          The Revolving Credit Facility contains various customary covenants including the maintenance of certain financial ratios, limitation on capital expenditures and capital leases, limitations on dividends or distributions on equity and other junior securities of the Company and prohibits the Company from making any cash payments with respect to the CVRs.

         The Revolving Credit Facility is secured by all of the outstanding stock and assets of the Company and all of its direct and indirect subsidiaries. The Revolving Credit Facility is senior to the Reset Notes and CVRs and pari passu in right of payment with the Senior Notes.

         The carrying amount of the Revolving Credit Facility at December 31, 1993 approximates the fair value because the facility bears interest at current market rates.

         CANADIAN BANK CREDIT FACILITY: The Canadian Bank Credit Facility provides borrowings up to US$7.35 million. The loan allows for Eurodollar Rate loans, as selected by the Company, in denominations of not less than $1 million for a period of not less than one month and not more than five years. The loans bear interest at the Eurodollar rate plus 3/4 of 1%, payable as the Eurodollar loans mature or quarterly, whichever occurs earlier. The principal balance of the Canadian Bank Credit Facility is payable in full in June 1995. At December 31, 1993, the Company had $7.35 million in 60-day Eurodollar loans at 4.0%. The loan is secured by the $7.5 million Standby Letter of Credit provided by the Revolving Credit Facility.

         The carrying amount of the Canadian Bank Credit Facility at December 31, 1993 and 1992 approximates its fair value because the borrowings bear interest at current market rates.

         SENIOR DISCOUNT NOTES: The Senior Notes were issued on October 5, 1993 at a substantial discount from their $209.5 million principal amount generating gross proceeds to the Company of $150.0 million. The Senior Notes mature October 1, 2001 and accrue interest at 11.5% commencing on October 1, 1996 and are payable semi-annually on April 1 and October 1, beginning April 1, 1997.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         On or after October 1, 1997, the Company, at its option, may redeem the Senior Notes in whole or in part at the following redemption prices (expressed as a percentage of principal amount) together with accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning October 1 of the years indicated below:

                                                  Redemption
                Year                                Price
                ----                              ----------
                1997 . . . . . . . . . . . . . . . 104.929%
                1998 . . . . . . . . . . . . . . . 103.286%
                1999 . . . . . . . . . . . . . . . 101.643%
                2000 . . . . . . . . . . . . . . . 100.000%

         The Senior Notes contain certain covenants which, among other things,
(a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Senior Notes at the option of the holder upon a change of control, as defined, (c) limit additional indebtedness and (d) limit transactions with certain affiliates. The Senior Notes are secured on a subordinated basis to the Revolving Credit Facility by a pledge of all of the outstanding stock of SPI Newco and Spectradyne and certain other assets. The Senior Notes are guaranteed by SPI Newco and Spectradyne and are senior to the Reset Notes and CVRs and pari passu in right of payment to the Revolving Credit Facility.

         The carrying amount of the Senior Notes at December 31, 1993 approximates the fair value because the borrowings bear interest at current market rates and were recently originated through the Offerings.

         OTHER DEBT: Other debt consists of a series of collateralized bank loans and other installment debt with fixed and variable interest rates to be repaid in monthly installments of principal and interest over a period ending September 1997.

         SENIOR SUBORDINATED RESET NOTES:   Pursuant to the Restructuring, 100%
of the outstanding principal amount of reset notes plus accrued interest at 14.875% per annum through November 23, 1992, were exchanged for an equal amount in principal of 11.50% Senior Subordinated Reset Notes due December 1, 2002. The Reset Notes initially carried an interest rate of 11.50% per annum payable semi-annually in cash on June 1 and December 1 beginning June 1, 1993. On November 23, 1993 (the "Reset Date"), the interest rate was reset, in accordance with the Reset Note indenture, to an interest rate determined to cause the market value of the Reset Notes to equal 101.7% of the principal amount. On the Reset Date the interest rate was reset to 11.65% per annum.

         In connection with the Restructuring, the Company may pay interest on the Reset Notes on June 1, 1994, December 1, 1994 and June 1, 1995 through the issuance of additional Reset Notes valued at 100% of the principal amount (the "PIK Option"). If the PIK Option is exercised, the annual interest rate on the Reset Notes for the interest period for which such option is exercised will be increased by 100 basis points over the then existing annual interest rate. The Company is prohibited from exercising the PIK Option on any such interest payment date if the Company has paid the "Requisite Cash Proceeds" as amortization of the principal of the Company's senior debt on or prior to such interest payment date. "Requisite Cash Proceeds" is defined as $45 million in cash derived from either or both of a public offering of the Company's Class B Common Stock and cash that otherwise would have been paid in interest on the Reset Notes on such interest payment dates.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Reset Notes are redeemable at the following redemption prices (expressed as percentages of principal amount) plus accrued interest to the redemption date, if redeemed during the 12-month period beginning December 1 of the years indicated below:

                                             Redemption
            Year                               Price
            ----                             ----------
            1997 . . . . . . . . . . . . . . . 105.00%
            1998 . . . . . . . . . . . . . . . 103.75%
            1999 . . . . . . . . . . . . . . . 102.50%
            2000 . . . . . . . . . . . . . . . 101.25%
            2001 . . . . . . . . . . . . . . . 100.00%

         The Reset Notes contain certain covenants which, among other things,
(a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Reset Notes at the option of the holder upon a change of control, (c) limit additional indebtedness and (d) limit transactions with certain affiliates. The Reset Notes are senior in right of payment to the Contingent Value Rights and junior in right of payment to the Revolving Credit Facility, the Canadian Bank Credit Facility and the Senior Notes. The Reset Notes are secured on a subordinated basis, by a pledge of the capital stock of both Spectradyne and SPI Newco and subordinated guarantees of Spectradyne and SPI Newco.

         The fair value of the Reset Notes at December 31, 1993 is approximately $265.2 million because the interest rate of the Reset Notes was recently reset to cause the market value of the Reset Notes to equal 101.7% of the principal amount. The carrying amount of the Reset Notes at December 31, 1992 approximates the fair value because the Reset Notes were issued on November 23, 1992 through an exchange in the Restructuring.

         INTEREST RATE PROTECTION AGREEMENT: On June 30, 1990, the Company entered into an interest rate protection agreement with Wells Fargo Bank for a period of three years under the terms of the previous Bank Credit Facility on a principal amount up to the lesser of $75 million or 50% of the outstanding balance under the Bank Credit Facility. Under the terms of the agreement, the Company receives compensation when the 90 day LIBOR (London Interbank Offered
Rate) exceeds 10.5% (ceiling) and the Company pays compensation when LIBOR is less than 7.93% (floor). Compensation to be paid or received is recognized as interest rates deviate beyond the stated rates. The Interest Rate Protection Agreement was renewed for one year expiring June 30, 1994 with a ceiling of 6.00% and a floor of 3.31%. At the time of renewal, the Company had an outstanding balance with Wells Fargo Bank; accordingly, the interest through June 30, 1994 is computed using a $75 million base amount. The Company is exposed to credit loss in the event of nonperformance by other parties to the interest rate protection agreement. However, the Company does not anticipate nonperformance by the counterparties. For the twelve months ended December 31, 1993, 1992 and 1991 additional interest expense under this agreement was $1,741,000, $3,006,000 and $1,049,000, respectively.

         The fair value of the Interest Rate Protection Agreement approximates the carrying amount at December 31, 1993. The fair value of the Interest Rate Protection Agreement was an obligation in the amount of $1.7 million at December 31, 1992.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The following table indicates future maturities of all debt excluding minimum annual rentals under capital lease obligations (dollars in thousands):


                    1994 . . . . . . . . .  $      171
                    1995   . . . . . . . .       7,408
                    1996 . . . . . . . . .          50
                    1997 . . . . . . . . .          50
                    1998 . . . . . . . . .           -
                    After 1998 . . . . . .     414,850
                                            ----------
                                            $  422,529
                                            ==========
NOTE 10 - INCOME TAXES

         As discussed in Note 2, the Company adopted Statement 109 in the fourth quarter of 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1992. The cumulative effect of the change in accounting for income taxes of $28,498,000 is determined as of January 1, 1992 and is reported separately in the 1992 consolidated statement of operations. Financial statements for periods prior to January 1, 1992 have not been restated to apply the provisions of Statement 109.

         The extraordinary gain recognized on the extinguishment of debt in the Restructuring is not recognized as taxable income as the Restructuring occurred under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the total income tax benefit of $5,267,000 for the year ended December 31, 1992 was allocated to the loss before extraordinary items and cumulative effect of accounting change. The income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1993, 1992 and 1991 consists of the following (in thousands):


                                                                        Year ended December 31,
                                                               -----------------------------------------
                                                                  1993           1992            1991
                                                               ---------       ---------       ---------
                          CURRENT:
                          --------
                             U.S. Federal                     $       -        $       -       $       -
                             State and local                      1,275            2,087           1,382
                             Foreign                                464              160             164
                                                              ---------        ---------       ---------
                                                              $   1,739        $   2,247       $   1,546
                                                              =========        =========       =========

                          DEFERRED
                          --------
                             U.S. Federal                     $  (3,325)       $  (6,651)      $       -
                             State and local                     (1,044)            (818)              -
                             Foreign                                (98)             (45)              -
                                                              ---------        ---------       ---------
                                                              $  (4,467)       $  (7,514)      $       -
                                                              =========        =========       =========

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        Income tax expense (benefit) for the years ended December 31, 1993, 1992, and 1991 differed from the amount computed by applying the U.S. Federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 to the loss before income taxes, extraordinary items and cumulative effect of accounting change as a result of the following (in thousands):


                                                                          Year ended December 31,
                                                              -----------------------------------------
                                                                1993            1992            1991
                                                             ---------        ---------      ----------
   Computed "expected" tax benefit                           $ (16,025)       $ (93,673)     $  (19,875)
   Change in income tax benefit resulting from:
    Amortization and write-off of goodwill                           -           75,979           7,374
    State income taxes                                             829            1,377             912
    Current year losses for which no benefit is recognized      10,112           10,451           9,510
    Other, net                                                   2,356              599           3,625
                                                             ---------        ---------      ----------
                                                             $  (2,728)       $  (5,267)     $    1,546
                                                             =========        =========      ==========



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below (in thousands):


                                                                              1993             1992
                                                                            --------        ---------
 Deferred tax assets:
   Net operating loss carryforwards   . . . . . . . . . . . . . . . . . .   $ 91,279        $  78,156
   Tax benefit of deferred state taxes  . . . . . . . . . . . . . . . . .      4,557            4,770
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,571            3,870
                                                                            --------        ---------
   Total gross deferred tax assets  . . . . . . . . . . . . . . . . . . .    112,407           89,796
     Less valuation allowance   . . . . . . . . . . . . . . . . . . . . .    (38,240)         (14,584)
                                                                            --------        ---------
     Net deferred tax assets  . . . . . . . . . . . . . . . . . . . . . .   $ 74,167        $  72,212
                                                                            --------        ---------

 Deferred tax liabilities:
     Intangible assets, principally due to differences in basis . . . . .   $101,657        $ 103,742
     Video systems and fixed assets, principally due to
        differences in depreciation   . . . . . . . . . . . . . . . . . .      6,603            5,883
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,136            2,283
                                                                            --------        ---------
     Total gross deferred tax liabilities   . . . . . . . . . . . . . . .    109,396          111,908
                                                                            --------        ---------

     Net deferred tax liability   . . . . . . . . . . . . . . . . . . . .   $ 35,229        $  39,696
                                                                            ========        =========



         The net change in the total valuation allowance for the years ended December 31, 1993 and 1992 were increases of $23,656,000 and $14,584,000, respectively. The Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences. Subsequently recognized tax benefits, relating to the valuation allowance for deferred tax assets as of December 31, 1993, will be reported in the consolidated statement of operations

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         At December 31, 1993, SPI had an unused net operating loss ("NOL") carryforward for federal income tax purposes of $254 million which will expire in years 2002 through 2008. However, because the consummation of the Restructuring triggered an ownership change of the Company on November 23, 1992 (the "Effective Date"), the Company's pre-ownership change NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has applied Section 382(l)(6) of the Code which will limit the Company's use of it's pre-ownership change NOLs (approximately $220 million) in each taxable year following the Restructuring. The Company has calculated the annual limitation by taking the product of (i) the long-term tax-exempt rate prevailing on the Effective Date and (ii) the value of the Company's stock immediately after the Effective Date. The Company also has available, any NOLs not utilized from post-ownership change taxable years. The Company currently estimates the annual amount available under this limitation to be approximately $14 million.

         On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "1993 Act") was signed into law which increased the corporate tax rate from 34% to 35%, effective for taxable years beginning on or after January 1, 1993, on that portion of regular taxable income in excess of $10 million. The 1993 Act also imposes an additional tax on corporate taxable income in excess of $15 million equal to the lesser of (i) 3% of such excess or (ii) $100,000. In accordance with Statement 109, the increase in the tax rate resulted in an increase of the Company's deferred tax liability and a reduction of $690,000 of tax benefits in the third quarter of 1993.

NOTE 11 - STOCK OPTIONS

         All outstanding options for 3,060 shares under the 1988 stock option plan became fully vested upon the change of control of the Company on April 12, 1989. Pursuant to the terms of the purchase agreement dated April 12, 1989, DP purchased options with respect to 3,010 shares from several employees of the Company in 1989, for a price of $402.70 per option. Options were granted at an exercise price of $37.30, (restated for the effects of the 1-for-20 reverse stock splits on September 13, 1991 and June 30, 1992) which was the fair market value of the Company's common stock on the date of grant. The options for 3,010 shares of Class B Common Stock held by DP were transferred to Rainbow on December 20, 1990, and are outstanding and unexercised at December 31, 1993.

         The following table summarizes transactions under the Company's 1988 stock option plan:



      Number Shares Under Options              1993          1992          1991
      ---------------------------              ----          ----          ----
      Outstanding, beginning of year           3,010         3,010         3,010
      Granted during the year                      -             -             -
      Canceled during the year                     -             -             -
      Exercised during the year                    -             -             -
      Outstanding, end of year                 3,010         3,010         3,010

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 12 - CONTINGENT VALUE RIGHTS

         Upon consummation of the Restructuring, 3,269,544 CVRs were issued to the former holders of Preferred Stock. Holders of the CVRs are entitled to a payment (the "Mandatory Redemption Payment") on November 23, 1995 (the "Mandatory Redemption Date"). For each CVR, the holder will receive a payment equal to the lesser of $6.12 (the "Ceiling Price") or the amount, if any, by which $30.59 (the "Target Price") exceeds the current market value per share of Class B Common Stock, subject to certain adjustments. The Mandatory Redemption Payment must be made in cash, except where agreements under senior obligations of the Company prohibit cash payments. Under the terms of the Revolving Credit Facility, the Company is prohibited from making the payment in cash. In accordance with the CVR agreement, the Mandatory Redemption Payment may be made, at the Company's option, in debt securities or shares of Class B Common Stock, or any combination thereof. The Company has recorded the maximum obligation as temporary equity and recorded an adjustment to equity in the amount necessary to adjust the net carrying value of the CVRs to the present value, at the date of issuance of the CVRs, of the Mandatory Redemption Payment. Based on the quoted market price for these securities, the estimated fair value of the aggregate outstanding CVR's as of December 31, 1993 and 1992 was $11.9 million and $10.6 million, respectively.

NOTE 13 - STOCKHOLDERS' DEFICIT

         CLASS A AND CLASS B COMMON STOCK. Upon consummation of the Restructuring, the Company's Common Stock was reclassified into Class A and Class B Common Stock, each par value of $0.001. The Company has authorized 6,000,000 shares of Class A Common Stock and 144,000,000 shares of Class B Common Stock. Except as described below, the Class A Common Stock and the Class B Common Stock have equal rights and privileges and rank equally, share ratably, and are identical in all respects as to all matters.

         Holders of Class A Common Stock are entitled to ten votes for each share and holders of Class B Common Stock are entitled to one vote for each share. Holders of Class A Common Stock have the right to elect nine members of the Company's Board of Directors and holders of Class B Common Stock have the right to elect five members of the Company's Board of Directors.

         Each share of Class A Common Stock is convertible into one fully paid and nonassessable share of Class B Common Stock at the option of the holder thereof. Upon transfer by the holder of Class A Common Stock, other than to a permitted transferee (as defined), each share of Class A Common Stock shall automatically be converted into one share of Class B Common Stock. In the event of a stock split, reverse stock split or stock dividend, the holders of Class A Common Stock will receive in exchange thereof the number of shares of Class B Common Stock which such holder would have been entitled to receive had the conversion occurred prior to such subdivision, combination or distribution. No additional shares of Class A Common Stock shall be issued subsequent to the effective date of the Restructuring.

         The indentures governing the Reset Notes and the Senior Notes and the Revolving Credit Facility limit payment of cash dividends on both Class A and Class B Common Stock.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         The following table shows capital stock transactions in share amounts during 1993, 1992 and 1991:



                                16% CUMULATIVE PREFERRED STOCK                 1993             1992             1991
                                ------------------------------                 ----             ----             ----
                       Beginning of the year                                          -       10,510,441         8,986,317
                       Stock dividend                                                 -          874,772         1,524,124
                       Canceled in Restructuring                                      -      (11,385,213)                -
                       End of year                                                    -                -        10,510,441

                                     CLASS A COMMON STOCK                      1993              1992              1991
                                     --------------------                      ----              ----              ----
                      Beginning of the year                                   5,145,526          149,662           149,662
                       Issued in Restructuring                                        -        4,995,864                 -
                       Converted to Class B Common Stock                       (400,000)               -                 -
                       End of year                                            4,745,526        5,145,526           149,662

                                     CLASS B COMMON STOCK                       1993             1992             1991
                                     --------------------                       ----             ----             ----
                       Beginning of the year                                 11,188,379                -                 -
                       Issued in Restructuring                                        -       11,188,379                 -
                       Shares issued in equity offering                       7,650,000                -                 -
                       Converted from Class A Common Stock                      400,000                -                 -
                       End of year                                           19,238,379       11,188,379                 -



         On September 13, 1991 and June 30, 1992, the Company authorized 1-for-20 reverse stock splits of its Common Stock. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been restated to reflect the effect of the reverse stock split.

         WARRANTS. A total of 4,322,260 warrants were issued to former holders of Spectradyne Common Stock who affirmatively elected to receive such warrants in lieu of cash at the 1987 Acquisition. The warrants became exercisable on October 8, 1992 and expire on October 8, 1997. Due to the 1-for-20 reverse stock splits on September 13, 1991 and June 30, 1992, the tender of 400 warrants at a stated exercise price of $0.13 per warrant or an aggregate exercise price of $52.00 are required to purchase one share of Class B Common Stock. At December 31, 1993 there were 4,322,260 warrants outstanding.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 14 - COMMITMENTS AND CONTINGENCIES


         SPI leases certain office space, vehicles and equipment used in operations under operating lease agreements. The Company finances certain equipment used in its PPV systems, primarily televisions and video racks, under capital leases. Rental expense for operating leases totaled $4,038,000, $2,934,000 and $3,001,000 in 1993, 1992 and 1991, respectively. Future minimum annual rentals under lease arrangements are as follows (in thousands):


                                                  Capital Leases     Operating Leases
                                                  --------------     ----------------
            1994 . . . . . . . . . . . . . .        $  4,405            $  5,142
            1995 . . . . . . . . . . . . . .           4,418               4,092
            1996 . . . . . . . . . . . . . .           3,136               3,806
            1997 . . . . . . . . . . . . . .           2,712               3,697
            1998 . . . . . . . . . . . . . .           2,104               3,486
            Thereafter . . . . . . . . . . .           1,147              13,185
                                                    --------            --------
                                                    $ 17,922            $ 33,408
                                                                        ========
            Less imputed interest                      3,893
                                                    --------
                                                    $ 14,028
                                                    ========



         In connection with the EDS Strategic Alliance and the assumption by EDS of field service operations, certain office and automobile operating leases will be terminated by the Company or assumed by EDS. Estimated amounts of reduced commitments included above are $1,195,000, $624,000, $479,000, $388,000, $257,000 and $727,000 for 1994, 1995, 1996, 1997, 1998 and
thereafter, respectively.

         The Company and its subsidiaries are parties to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for 1993 and 1992 (in thousands, except per share amounts):

                                                     First           Second         Third          Fourth
                                                    Quarter         Quarter        Quarter         Quarter
                                                    -------         -------        -------         -------
1993 (a)
- ----
Revenues                                         $  41,572      $   42,496       $   40,257      $   38,668
Operating income (loss)                              4,439             601             (449)         (1,386)
Income tax benefit                                  (1,304)            113             (210)         (1,327)
Loss before extraordinary item                      (6,827)        (10,999)         (11,677)        (13,554)
Net loss applicable
  to common stockholders                            (6,827)        (10,999)         (11,677)        (16,253)
Loss per common share
  before extraordinary item                      $   (0.42)      $   (0.67)       $   (0.72)      $   (0.57)

1992 (b)
- ----
Revenues                                         $  38,836       $  43,113        $  45,407       $  41,265
Operating income (loss)                               (898)       (216,462)           5,000           3,756
Income tax benefit                                  (1,521)         (1,293)          (1,320)         (1,133)
Loss before extraordinary item and
  cumulative effect of accounting change           (15,811)       (232,430)         (11,394)        (10,607)
Net income (loss)                                  (44,309)       (232,430)         (11,394)         12,771
Preferred stock dividends                           10,510          11,368                -               -
Net income (loss) applicable
  to common stockholders                           (54,819)       (243,798)         (11,394)         12,771
Loss per common share
  before extraordinary item and
  cumulative effect of accounting change         $ (175.87)     $(1,628.99)       $  (76.13)      $   (1.62)

(a) The fourth quarter of 1993 includes an extraordinary loss resulting from extinguishment of debt.

(b) Quarterly results for 1992 have been restated to reflect the full impact of the adoption of Statement 109 as a first quarter adjustment. The first quarter of 1992 reflects a charge in the amount of $28,498,000 for the cumulative effect of adopting Statement 109. Additionally, pursuant to Statement 109, the Company increased the recorded value of hotel contracts effective January 1, 1992 resulting in additional amortization expense. Accordingly, operating income is $210,000 per quarter less than previously reported. The restatements for all the 1992 quarters also reflect the treatment of tax benefits totaling $7,514,000 for 1992 recorded in accordance with Statement 109.

      The second quarter of 1992 includes the write-off of goodwill in the amount of $218,453,000.

      The fourth quarter of 1992 includes an extraordinary gain, net of losses, resulting from the Restructuring in the amount of $23,378,000.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 16 - OPERATIONS BY GEOGRAPHIC AREA

         The following table presents the Company's revenues and operating income (loss) before income taxes for the years ended December 31, 1993, 1992 and 1991 and identifiable assets net of accumulated depreciation and amortization as of December 31, 1993, 1992 and 1991 by geographic area (dollars in thousands):

                                         1993                     1992                    1991
                                         ----                     ----                    ----
Revenues:
    United States (1)                 $  140,457             $   148,795               $ 154,228
    Canada                                12,867                  11,532                  12,596
    Other (2)                              9,669                   8,294                   6,269
                                      ----------             -----------               ---------
Total Revenues                        $  162,993             $   168,621               $ 173,093
                                      ==========             ===========               =========
Operating Income (Loss)
    Before Corporate Expenses:
      United States (1)               $   13,562             $   28,538                $ 32,261
      Canada                               1,518                 (1,537)                 (1,198)
      Other (2)                            3,113                   2,635                   1,918
                                      ----------             -----------               ---------
                                          18,193                  29,636                  32,981
Less corporate expenses:
    Parent company expenses                2,105                   2,846                   2,366
    Amortization of corporate
      intangibles                         12,883                  16,941                  21,953
    Write-off of goodwill                      -                 218,453                       -
    Interest expense                      48,990                  66,905                  67,119
                                      ----------             -----------               ---------

Operating Loss Before
    Income Taxes                      $ (45,785)             $ (275,509)               $(58,457)
                                      ==========             ===========               =========

Identifiable Assets, net:
    United States (1)                 $  129,093             $   107,616               $ 104,146
    Canada                                10,958                   9,984                  13,434
    Other (2)                              7,650                   7,337                   6,639
                                      ----------             -----------               ---------
                                         147,701                 124,937                 124,219
Goodwill and Hotel
    Contracts, net                       253,508                 266,006                 483,261
Corporate Assets                             211                   6,731                   2,954
                                      ----------             -----------               ---------
Total Assets, net                     $  401,420             $   397,674               $ 610,434
                                      ==========             ===========               =========

PPV Rooms: (unaudited)
    United States (1)                    584,354                 628,568                 667,167
    Canada                                74,777                  71,436                  73,702
    Other (2)                             25,468                  22,567                  17,841
                                      ----------             -----------               ---------
                                         684,599                 722,571                 758,710
                                      ==========             ===========               =========


    (1)  Includes branch operations in Puerto Rico and the U.S. Virgin Islands.
    (2)  Includes operations in Hong Kong, Australia and Mexico.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 17 - RELATED PARTIES

         Pursuant to a management services agreement effective as of the 1989 Acquisition, Rainbow provided to the Company and its subsidiaries technical and financial advice, information and assistance, as the Company requested, in connection with the management and conduct of the business and affairs of the Company (the "Old Management Agreement"). In consideration for these management services, the Company accrued to Rainbow an annual fee of $400,000, increasing at a compounded rate per annum equal to the consumer price index. In connection with the Restructuring, the Old Management agreement was terminated on November 23, 1992. Fees expensed under this agreement were $364,000 and $414,000 for the years ended December 31, 1992 and 1991, respectively.

         Pursuant to a separate agreement effective as of the 1989 Acquisition, Rainbow (i) arranged for and negotiated on behalf of the Company a senior credit facility from Wells Fargo Bank, (ii) arranged for and guaranteed the repayment of a temporary bridge loan, (iii) rendered significant financial advice in connection with the refinancing, and (iv) continued to provide financial advice to the Company. In consideration, the Company accrued a fee payable to Rainbow for its services as financial advisor in the amount of $3,500,000 (the "Refinancing Fee").

         In consideration of the guarantee by Mr. Marvin Davis of repayment of the Company's Supplemental Credit Facility, the Company accrued a fee payable to Mr. Davis equal to one percent per annum of any outstanding principal amount under the Supplemental Credit Facility (the "Supplemental Fee Agreement"). In connection with the Restructuring, the Supplemental Fee Agreement was terminated on November 23, 1992. Expenses under the Supplemental Fee Agreement charged to interest expense were $174,000 and $109,000 for the years ended December 31, 1992 and 1991, respectively.

         On December 19, 1991, the Company entered into a Contribution Agreement with Rainbow Company. The Contribution Agreement provided for the contributions of capital by Rainbow on December 31, 1991, March 31, 1992, and June 30, 1992 (the "Contribution Dates") in amounts equal to the amount necessary to comply with certain financial covenants under the Bank Credit
Facility.   The Contribution Agreement also provided for payment of the capital contribution to be made by the cancellation, in the amount of the contribution, of the Company's obligations under the Old Management Agreement, Supplemental Fee Agreement and Refinancing Fee Agreement (collectively, the "Agreements"). Accordingly, for the years ended December 31, 1992 and 1991 obligations under the Agreements in the amount of $1,800,000 and $3,285,000, respectively, were converted and contributed to the Company's paid-in-capital. In connection with the Restructuring, the Company terminated the Agreements on the Effective Date and canceled outstanding obligations under the Old Management Agreement and the Supplemental Fee Agreement in the amount of $242,000.

         The Company entered into a new management agreement (the "Management Agreement") effective November 23, 1992 with Rainbow to provide continuation of the services provided in the Old Management Agreement as well as the continuation of Mr. Davis' guarantee of the Supplemental Credit Facility. In consideration for these services, the Company paid Rainbow a monthly fee equal to 1.2% of the maximum available commitment under the Supplemental Credit Facility. Fees paid under this agreement were $182,189 in 1993. Upon closing of the Offerings and Revolving Credit Facility, the Management Agreement was terminated.

                               SPI HOLDING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         In connection with the Offerings and Revolving Credit Facility the Board of Directors approved payment of an advisory fee of $1.0 million to Davis Capital Advisors, an entity controlled by Mr. Marvin Davis. Additionally, the Company reimbursed Rainbow for out-of-pocket expenses in connection with advisory services provided in 1993 of $56,000. The Company believes the Advisory Fee and the fees under the Management Agreement are at least as favorable as could be obtained from an unrelated third party.

         Pursuant to an employment agreement dated May 25, 1987, Mr. Howard T. Buchanan, former Chairman of the Board and Chief Executive Officer of Spectradyne and currently a director of the Company, receives $12,500 per month and customary employee benefits not to exceed $30,000 in any 12-month period in satisfaction of a change-of-control clause, which was triggered by the 1987 Acquisition. This agreement expires in April 1995. Payments under this agreement were $167,250 for the year ended December 31, 1993. In 1985, the Board of Directors of the Company adopted the Executive Retirement Plan to provide retirement and death benefits to its executive officers, which plan was terminated by the Company in 1987 for new participants. Mr. Buchanan is the only current director or officer of the Company covered by the Executive Retirement Plan. The plan provides annual payments to Mr. Buchanan for twenty years after his retirement. In the event of the death of an executive officer, the Company will pay his beneficiaries the remaining benefits. The benefits under the plan for executive officers are unfunded. The Company, however, has purchased insurance to cover its costs to pay the death benefits described above. In 1993, the Company paid premiums of $26,000 to insure the death benefit under the plan. Mr. Buchanan received $150,000 under this plan for 1993.

NOTE 18 - SAVINGS FOR RETIREMENT PLAN

         The Company provides a Savings for Retirement Plan under Section 401(k) of the Internal Revenue Code. The plan allows participation by all employees of Spectradyne and United States based employees of Spectradyne International, Inc., who are not covered by a collective bargaining agreement, after three months of employment. Eligible employees are allowed to contribute up to 15% of their compensation, subject to other limitations of the plan and the Internal Revenue Code; the Company's matching contribution is limited to 100% of the first 3% of a participant's 401(k) contribution and 50% of the next 2% of a participant's contribution. Employee contributions in excess of 5% of their annual compensation are not matched by the Company. The Company contributions vest to the employee ratably to 100% after the third year of service. The Company's matching contribution to the 401(k) plan was $564,000, $492,000, and $333,000 for 1993, 1992, and 1991, respectively.

NOTE 19 - GOODWILL

         The historical basis of the Company's recorded value of goodwill was the excess purchase price paid over the fair value of the net assets acquired by Rainbow in the 1989 Acquisition. The financial forecast of the Company, at the time of the 1989 Acquisition, was developed using the historical experience of the Company, industry trends and prior management's estimate of future performance. Subsequent to the 1989 Acquisition, the Company sustained significant recurring losses and did not meet the previously prepared forecast of revenue, net income and operating cash flow. The Company realized that the trends it was experiencing were primarily a result of the increasing competitive pressures and rapid technological advances in the Company's industry.

         These factors raised substantial doubt about the Company's ability to achieve the results of operations forecasted at the time of the 1989 Acquisition and indicated that the value of the previously recorded goodwill would not be realized. Accordingly, the Company wrote off the remaining book value of goodwill at June 30, 1992 in the amount of $218,453,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


          Information called for by Items 10-13 is incorporated by reference from the SPI Holding, Inc. - 1994 Annual Meeting of Stockholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.



ITEM 11.  EXECUTIVE COMPENSATION.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of SPI Holding, Inc. are included in Item 8:


         Independent Auditors' Report

         Consolidated Statements of Financial Position at December 31, 1993 and 1992

         Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1993, 1992 and 1991

         Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

         Notes to the Consolidated Financial Statements

         Separate financial statements of Spectradyne, Inc. and SPI Newco, Inc. are not included in this Annual Report on Form 10-K because Spectradyne, Inc. and SPI Newco, Inc. are jointly and severally liable on the guaranteed debt, and the aggregate net assets, earnings and equity of Spectradyne, Inc. and SPI Newco, Inc. when combined with SPI Holding, Inc. are substantially equivalent to the net assets, earnings and equity of the consolidated entity.

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules of SPI Holding, Inc. are included:

         Schedule V -  Property, plant and equipment

         Schedule VI - Accumulated depreciation and amortization of property, plant and equipment

         Schedule VIII -- Valuation Accounts

         Schedule IX -- Short-term borrowings

         Schedule X -- Supplementary income statement information


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(A)(3)   EXHIBITS

         Exhibit No.       Description
         -----------       -----------

            2.0 Order dated October 29, 1992 confirming debtors' plan of reorganization under Chapter 11 of the bankruptcy code (Filed as Exhibit 2 to the Company's Report on Form 10-Q for the period ended September 30, 1992 (Commission File No. 1-9724) and incorporated herein by reference)

            3.1            Certificate of Incorporation of SPI Holding, Inc.
                           (Filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 (Registration No. 33-16859) and incorporated herein by reference)

            3.1.1 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. (Filed as Exhibit 3(b) to the Company's 1988 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            3.1.2 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed April 12, 1989 (Filed as Exhibit 3 to the Company's Report on Form 8-K dated April 26, 1989 (Commission File No. 1-9724) and incorporated herein by reference)

            3.1.3 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed September 13, 1991 (Filed as Exhibit 3.1.3 to the Company's Registration Statement on Form S-4 (Registration No. 33- 43199) and incorporated herein by reference)

            3.1.4 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed July 1, 1992 (Filed as Exhibit 3.1.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

            3.1.5 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed November 23, 1992 (Filed as Exhibit 3.1.5 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            3.2            Amended and Restated Bylaws of SPI Holding, Inc.
                           (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

            3.3 Certificate of Designation of the 16% Cumulative Preferred Stock of SPI Holding, Inc. (Filed as
                           Exhibit 3(c) to the Company's 1988 Form 10-K
                           (Commission File No. 1-9724) and incorporated herein by reference)

            3.4            Certificate of Incorporation of Spectradyne, Inc.
                           (Filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            3.5            Amended and Restated Bylaws of Spectradyne, Inc.
                           (Filed as Exhibit 3.5 to the Company's Registration Statement on Form S-2/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            Exhibit No.    Description
            -----------    -----------

            3.6            Certificate of Incorporation of SPI Newco, Inc.
                           (Filed as Exhibit 3.6 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            3.7 By-Laws of SPI Newco, Inc. (Filed as Exhibit 3.7 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            4.1 Indenture dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc., and U.S. Trust Company of Texas, N.A., as Trustee, including form of note, re: 11 1/2% Senior Subordinated Reset Notes due 2002 (Filed as Exhibit
                           4.2 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            4.2 Amended and Restated Securities Purchase Agreement, dated as of March 20, 1989 by and among SPI Holding, Inc., Acadia Partners, L.P., Hicks & Haas Holdings, Ltd. and the other purchasers of securities of SPI listed therein (Filed as Exhibit 4 to the Company's Report on Form 8-K dated April 26, 1989 (Commission File No. 1-9724) and incorporated herein by reference)

            4.3 Contingent Value Rights Agreement dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc., and U.S. Trust Company of Texas, N.A., as Trustee, re: Contingent Value Rights (Filed as Exhibit 4.3 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            4.4 Form of Indenture dated as of October 1, 1993 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc., and First Trust National Association, as Trustee, re: 11 1/2% Senior Discount Notes due 2001 (Filed as Exhibit 4.2 to the Company's Report on Form 10-Q for the period ended September 30, 1993 (Commission File No. 1-9724) and incorporated herein by reference)

            10.1 Third Amended and Restated Loan Agreement dated as of November 23, 1992 among SPI Holding, Inc., Wells Fargo Bank, N.A., as Agent, and certain financial institutions party thereto (Filed as Exhibit 10.4 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            10.2 Amended and Restated Loan Agreement dated as of November 23, 1992 among SPI Holding, Inc. and Wells Fargo Bank, N.A., as Agent (Filed as Exhibit 10.5 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            10.3 Second Amended and Restated Security Agreement dated as of November 23, 1992 made by SPI Holding, Inc. in favor of Wells Fargo Bank, N.A., as Agent (Filed as Exhibit 10.6 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            Exhibit No.    Description
            -----------    -----------

            10.4 Amended and Restated Parent Pledge Agreement dated as of November 23, 1992 among SPI Holding, Inc., SPI Newco, Inc., and Wells Fargo Bank, N.A., as Collateral Agent (Filed as Exhibit 10.7 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            10.5 Amended and Restated Intercreditor Agreement dated as of November 23, 1992 among Wells Fargo Bank, N.A., as Agent, U.S. Trust Company of Texas, N.A., as Trustee, and Wells Fargo Bank, N.A., as Collateral Agent (Filed as Exhibit 10.8 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            10.6 Credit Agreement dated October 5, 1993 among SPI Holding, Inc., Texas Commerce Bank, N.A., as Agent, and certain financial institutions party thereto (Filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended September 30, 1993 (Commission File No. 1-9724) and incorporated herein by reference)

            10.7 Agreement dated January 1, 1990 between Spectradyne, Inc. and International Alliance Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, AFL-CIO (filed as
                           Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

            10.8 Note Purchase and Guaranty Termination Agreement dated as of April 12, 1989, by and between SPI Holding, Inc. and Acadia Partners, L.P. (Filed as
                           Exhibit 10(c) to the Company's Report on Form 8-K dated April 26, 1989 (Commission File No. 1-9724) and incorporated herein by reference)

            10.9 Acquiror Pledge Agreement dated as of April 12, 1989 by and among DP Acquisition Corp. and Wells Fargo Bank, N.A. (Filed as Exhibit 10(f) to the Company's Report on Form 8-K dated April 26, 1989 (Commission File No. 1-9724) and incorporated herein by reference)

            Exhibit No.    Description
            -----------    -----------

            10.10 Warrant Agreement dated as of October 8, 1987, between SPI Holding, Inc. and the rights agent thereunder (Filed as Exhibit 10(u) to the Company's 1988 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            10.11 Terms and conditions of Credit Facilities dated as of April 5, 1990 between The Royal Bank of Canada and Spectravision of Canada, Inc. (filed as Exhibit
                           10.10 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

            10.12 Employment Agreement dated as of January 28, 1992 between SPI Holding, Inc., Spectradyne, Inc. and Albert D. Jerome (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

            10.13 Amendment and Assumption of Employment Agreement dated October 16, 1991, between Spectradyne, Inc. and Seamus McGill (Filed as Exhibit 10.21 to the Company's 1991 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            10.14 Personal Services Agreement dated as of April 5, 1993 between Spectradyne, Inc. and Harry S. Budow

            10.15 Amendment to the Personal Services Agreement dated March 24, 1994 between Spectradyne, Inc. and Harry
                           S. Budow

            10.16 Executive Retirement Plan (Filed as Exhibit 10(g) to Spectradyne, Inc.'s 1986 Form 10-K (Commission File No. 0-9312) and incorporated herein by reference)

            10.17          Management Incentive Bonus Plan of SPI Holding, Inc.
                           dated February 2, 1994

            21             Subsidiaries of SPI Holding, Inc.

            25.1           Power of Attorney (included on Page 58).

_______________

(B)         REPORTS ON FORM 8-K

            No reports on Form 8-K have been filed by SPI Holding, Inc. during the last quarter of the period covered by this report.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF RICHARDSON, STATE OF TEXAS ON MARCH 29, 1994.

                                          SPI HOLDING, INC.

                                          By:   /s/  ALBERT D. JEROME
                                             ------------------------
                                                Albert D. Jerome
                                                President

                              POWER OF ATTORNEY

       We, the undersigned, directors and officers of SPI Holding, Inc. (the "Company"), do hereby severally constitute and appoint Albert D. Jerome and Danny G. Hair and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                       TITLE                             DATE
        ---------                                       -----                             ----
  /s/  ALBERT D. JEROME                            President and Director              March 29, 1994
- -----------------------------------                (Principal Executive Officer)
      (Albert D. Jerome)


  /s/  DANNY G. HAIR                               Vice President - Finance            March 29, 1994
- -----------------------------------                (Principal Financial Officer)
      (Danny G. Hair)

  /s/  NANCY J. DEEMER                             Controller                          March 29, 1994
- -----------------------------------                (Principal Accounting Officer)
      (Nancy J. Deemer)

        SIGNATURE                                    TITLE                                DATE
        ---------                                    -----                                ----
  /s/ JOHN F. BERARDI                              Director                            March 29, 1994
- -----------------------------------
      John F. Berardi



  /s/ ROBERT D. BEYER                              Director                            March 29, 1994
- -----------------------------------
      Robert D. Beyer



  /s/ HOWARD T. BUCHANAN                           Director                            March 29, 1994
- -----------------------------------
      Howard T. Buchanan



  /s/ MICHAEL C. COLLERAN                          Director                            March 29, 1994
- -----------------------------------
      Michael C. Colleran


  /s/ JOHN DAVIS                                   Director                            March 29, 1994
- -----------------------------------
      John Davis



  /s/ MARVIN DAVIS                                 Director                            March 29, 1994
- -----------------------------------
      Marvin Davis



                                                   Director
- -----------------------------------
     Leonard Goldberg



  /s/  GERALD S. GRAY                              Director                            March 29, 1994
- -----------------------------------
      Gerald S. Gray

        SIGNATURE                                   TITLE                                  DATE
        ---------                                   -----                                  ----
  /s/ SIDNEY POITIER                               Director                            March 29, 1994
- ----------------------------------
      Sidney Poitier



  /s/ MICHAEL J. SEIBERT                           Director                            March 29, 1994
- ----------------------------------
      Michael J. Seibert



    /s/ SKIP VICTOR                                Director                            March 29, 1994
- ----------------------------------
        Skip Victor



/s/ JEFFREY I. WERBALOWSKY                        Director                            March 29, 1994
- ----------------------------------
    Jeffrey I. Werbalowsky



 /s/ KENNETH ZIFFREN                              Director                            March 29, 1994
- ----------------------------------
     Kenneth Ziffren

                               SPI HOLDING, INC.
                                   Schedule V

                         PROPERTY, PLANT AND EQUIPMENT


                   COL. A                      COL. B            COL. C           COL. D           COL. E               COL. F

                                             Balance at                                       Other Changes - Add     Balance at
                  Classification        Beginning of Period  Additions At Cost  Retirements   (Deduct) - Describe    End of Period
                  --------------        -------------------  -----------------  -----------   --------------------   -------------
Year Ended December 31, 1993
    Building                                 $  4,232,000     $    11,000      $     (2,000)     $         -        $     4,241,000
    Land                                        2,559,000               -                 -                -              2,559,000
    Completed Video Systems                   190,809,000      35,968,000 (1)   (13,970,000)      (1,026,000)(2)        211,781,000
    Furniture, fixtures and other equipment     5,074,000         954,000          (723,000)         (45,000)             5,260,000
                                             ------------     -----------      ------------      -----------        ---------------
Totals                                       $202,674,000     $36,933,000      $(14,695,000)     $(1,071,000)       $   223,841,000
                                             ============     ===========      ============      ===========        ===============
Year Ended December 31, 1992
    Building                                 $  4,207,000     $    25,000      $          -      $         -        $     4,232,000
    Land                                        2,559,000               -                 -                -              2,559,000
    Completed Video Systems                   175,206,000      23,433,000 (1)    (5,015,000)      (2,815,000)(2)        190,809,000
    Furniture, fixtures and other equipment     4,946,000         646,000          (400,000)        (118,000)             5,074,000
                                             ------------     -----------      ------------      -----------        ---------------
Totals                                       $186,918,000     $24,104,000      $ (5,415,000)     $(2,933,000)       $   202,674,000
                                             ============     ===========      ============      ===========        ===============
Year Ended December 31, 1991
    Building                                 $  3,988,000     $   219,000      $          -      $         -        $     4,207,000
    Land                                        2,559,000               -                 -                -              2,559,000
    Completed Video Systems                   154,483,000      21,878,000 (1)    (1,369,000)         214,000            175,206,000
    Furniture, fixtures and other equipment     4,646,000         275,000           (67,000)          92,000              4,946,000
                                             ------------     -----------      ------------      -----------        ---------------
Totals                                       $165,676,000     $22,372,000      $ (1,436,000)     $   306,000        $   186,918,000
                                             ============     ===========      ============      ===========        ===============

- ---------------

(1)  Additions primarily represent installations in hotels.
(2)  Principally due to foreign exchange rate fluctuations.

                               SPI HOLDING, INC.
                                  Schedule VI

                     ACCUMULATED DEPRECIATION AND AMORTIZATION
                                       OF
                         PROPERTY, PLANT AND EQUIPMENT

                   COL. A                            COL. B             COL. C        COL. D            COL. E           COL. F
                                                   Balance at          Additions
                                                   Beginning       Charged to Costs               Other Changes - Add   Balance at
                  Description (1)                  of Period           & Expense    Retirements   (Deduct) - Describe  End of Period
                  ---------------                  ---------       ---------------- -----------   -------------------  -------------
Year Ended December 31, 1993
    Video Systems, building, equipment and fixtures    $129,986,000   $31,226,000   $(13,019,000)   $(2,193,000)(2)    $146,000,000

Year Ended December 31, 1992
    Video Systems, building, equipment and fixtures    $100,752,000   $36,269,000   $ (4,187,000)   $(2,848,000)(3)    $129,986,000

Year Ended December 31, 1991
    Video Systems, building, equipment and fixtures    $ 62,561,000   $39,273,000   $   (965,000)   $  (117,000)       $100,752,000

_______________

(1)  Disclosure by asset classification is not practicable.
(2) Principally due to obsolete equipment write-offs and foreign exchange rate fluctuations.
(3)  Principally due to foreign exchange rate fluctuations.

                               SPI HOLDING, INC.
                                 Schedule VIII

                               VALUATION ACCOUNTS


                   COL. A                           COL. B                       COL. C                     COL. D

                                                                               Additions
                                                                               ---------
                                                 Balance at            Charged to
               Description                  Beginning of Period     Costs & Expenses  Charged to Other     Deductions
               -----------                  -------------------     ----------------  ----------------     ----------
From January 1, 1993 To December 31, 1993
  Deferred tax asset valuation allowance      $    14,584,000       $    23,656,000      $       --         $      --
  Bad debt allowance                                  524,000               900,000              --           457,000

From January 1, 1992 To December 31, 1992
  Deferred tax asset valuation allowance      $     3,299,000       $    11,285,000      $       --         $      --
  Bad debt allowance                                  438,000               765,000              --           679,000

                                                  COL. E



                                                Balance at
                                               End of Period
                                               -------------
From January 1, 1993 To December 31, 1993
  Deferred tax asset valuation allowance       $   38,240,000
  Bad debt allowance                                  967,000

From January 1, 1992 To December 31, 1992
  Deferred tax asset valuation allowance       $   14,584,000
  Bad debt allowance                                  524,000

                               SPI HOLDING, INC.
                                  Schedule IX

                             SHORT-TERM BORROWINGS


               COL. A                              COL. B             COL. C             COL. D                COL. E

                                                                                       Maximum Amount       Average Amount
                                                 Balance at      Weighted Average       Outstanding          Outstanding
Category of Aggregate Short-term Borrowings     End of Period     Interest Rate      During the Period     During the Period (1)
- -------------------------------------------     -------------    ----------------    -----------------     ---------------------
From January 1, 1993 To December 31, 1993
  Supplemental Credit Facility                  $           -         6.00%           $  20,000,000          $  10,916,666

From January 1, 1992 To December 31, 1992
  Supplemental Credit Facility                  $   8,000,000         6.25%           $  20,000,000          $  17,583,333

From January 1, 1991 To December 31, 1991
  Supplemental Credit Facility                  $  10,000,000         8.47%           $  15,000,000          $  10,333,333

                                                     COL. F

                                                   Weighted Average
                                                    Interest Rate
                                                  During the Period(2)
                                                  --------------------

From January 1, 1993 To December 31, 1993
  Supplemental Credit Facility                          6.15%

From January 1, 1992 To December 31, 1992
  Supplemental Credit Facility                          6.41%

From January 1, 1991 To December 31, 1991
  Supplemental Credit Facility                          8.98%

- ---------------


(1) The average amount outstanding during the period was computed by dividing the total of month end balances by the number of months outstanding.
(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short term debt outstanding - annualized.

                               SPI HOLDING, INC.
                                   Schedule X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION


          COL. A                                                           COL. B

           ITEM                                                        CHARGE TO COSTS AND EXPENSES
           ----                                                        ----------------------------
Year Ended December 31                              1993                     1992                     1991
                                                    ----                     ----                     ----
Maintenance and repairs                      $     4,208,000          $     3,644,000          $     3,634,000
Amortization of intangibles                       12,883,000               17,780,000               21,953,000
Write-off of goodwill                                      -              218,453,000                        -
Taxes other than payroll and income taxes:
    Property Tax                                   1,076,000                1,514,000                1,544,000
    Other                                            351,000                  566,000                  699,000
                                             ---------------          ---------------          ---------------
                                             $     1,427,000          $     2,080,000          $     2,243,000
                                             ===============          ===============          ===============
Advertising Costs                            $     2,688,000          $     3,020,000          $     2,483,000