Form 10-Q
period 1994-03-31
SPI HOLDING INC
filed 1994-05-13
CIK 819898

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                       or
         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO_________________

                         COMMISSION FILE NUMBER: 1-9724


                               SPI HOLDING, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                  75-2182004
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  1501 NORTH PLANO ROAD, RICHARDSON, TEXAS                75081
  (Address of principal executive offices)              (Zip Code)

                                 (214) 234-2721
                        (Registrant's telephone number,
                              including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes  X    No
                                                  -----    -----

       Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
                Title of each Class                        May 6, 1994
       --------------------------------------            --------------
       Class A Common Stock, $0.001 Par Value              4,593,526
       Class B Common Stock, $0.001 Par Value             19,390,379

                                     INDEX



                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Statements of Financial Position
          as of March 31, 1994 (unaudited) and December 31, 1993  . . . . . .  2

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1994 and 1993 (unaudited)  . .  4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1994 and 1993 (unaudited)  . .  5

          Notes to the Condensed Consolidated Financial Statements  . . . . .  6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . .  7




PART II OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 11

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                        PART I.   FINANCIAL INFORMATION

                        ITEM I.   FINANCIAL STATEMENTS

                               SPI HOLDING, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)





                                                                             March 31,                    December 31,
                                                                                1994                          1993
                                                                             ---------                    ------------
                                                                             (Unaudited)
ASSETS

   Cash and Cash Equivalents                                                $     9,951                   $    14,285
   Accounts Receivable                                                           19,095                        18,060
   Prepaids and Other Assets                                                     10,385                         9,569


   Video Systems
      Installations In-Process                                                   33,057                        28,157
      Completed Systems                                                         223,238                       211,781
                                                                            -----------                   -----------
                                                                                256,295                       239,938
      Less accumulated depreciation and amortization                           (147,228)                     (141,253)
                                                                            -----------                   -----------
   Total Video Systems                                                          109,067                        98,685

   Building and Equipment
      Building                                                                    4,242                         4,241
      Furniture, fixtures and other equipment                                     5,289                         5,260
                                                                            -----------                   -----------
                                                                                  9,531                         9,501
      Less accumulated depreciation                                              (4,899)                       (4,747)
                                                                            -----------                   -----------
   Total Building and Equipment                                                   4,632                         4,754

   Land                                                                           2,559                         2,559
   Hotel Contracts (net)                                                        250,383                       253,508
                                                                            -----------                   -----------
TOTAL ASSETS                                                                $   406,072                   $   401,420
                                                                            ===========                   ===========




       See Accompanying Notes to the Condensed Consolidated Financial Statements

                               SPI HOLDING, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)



                                                       March 31,    December 31,
                                                         1994           1993
                                                       ---------    ------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

    Liabilities
       Accounts Payable                               $  16,506     $  12,348
       Accrued Liabilities
          Interest                                       11,178         2,598
          Other                                          21,149        20,700
       Income Taxes                                         683           660
       Deferred Income Taxes                             33,077        35,229

       Debt
          Canadian Bank Credit Facility                   7,350         7,350
          11.5% Senior Disount Notes                    158,369       154,055
          11.65% Senior Subordinated Reset Notes        260,795       260,795
          Capitalized Lease Obligations                  18,550        14,028
          Other Debt                                        279           329
          Debt Issuance Costs (net)                      (7,724)       (8,058)
                                                      ---------     ---------
       Total Debt                                       437,619       428,499
                                                      ---------     ---------
    Total Liabilities                                   520,212       500,034

    Contingent Value Rights                              20,000        20,000

    Stockholders' Deficit
       Class A Common Stock - $0.001 par value,
         authorized 6,000,000 shares, issued and
         outstanding 4,593,526 and 4,745,526 shares
         at March 31, 1994 and December 31, 1993,
         respectively.                                        5             5
       Class B Common Stock - $0.001 par value,
         authorized 144,000,000 shares, Issued and
         outstanding 19,390,379 and 19,238,379 shares
         at March 31, 1994 and December 31, 1993,
         respectively.                                       19            19
       Paid in Capital                                  390,885       390,885
       Contingent Value Rights Valuation Adjustment      (5,077)       (5,077)
       Class B Common Stock Warrants                      6,377         6,377
       Retained Deficit                                (526,663)     (511,445)
       Foreign Currency Translation Adjustment              314           622
                                                      ---------     ---------
    Total Stockholders' Deficit                        (134,140)     (118,614)
                                                      ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $ 406,072     $ 401,420
                                                      =========     =========




  See Accompanying Notes to the Condensed Consolidated Financial Statements

                               SPI HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)




                                           Three Months Ended
                                      ----------------------------
                                                March 31,
                                          1994            1993
                                      -----------      -----------
REVENUES:
    Pay-Per-View                      $    31,614      $    33,807
    Free-To-Guest                           3,868            5,077
    Interactive Services                      460              834
    Other                                   1,158            1,854
                                      -----------      -----------

TOTAL REVENUES                             37,100           41,572

DIRECT COSTS:
    Pay-Per-View                           10,719           10,259
    Free-To-Guest                           3,130            3,274
    Other                                     370            1,039
                                      -----------      -----------

TOTAL DIRECT COSTS                         14,219           14,572

DEPRECIATION AND AMORTIZATION              11,469           11,404
CONTRACTED SERVICE COSTS                    2,571
OPERATING EXPENSES                          6,245            6,113
SELLING AND MARKETING EXPENSES              1,359            1,211
GENERAL AND ADMINISTRATIVE EXPENSES         3,792            3,635
RESEARCH AND DEVELOPMENT (NET)                775              310
EXCHANGE (GAIN) LOSS                           62             (112)
                                      -----------      -----------

TOTAL COSTS AND EXPENSES                   40,492           37,133
                                      -----------      -----------

OPERATING INCOME (LOSS)                    (3,392)           4,439

INTEREST EXPENSE, NET                      13,647           12,570
                                      -----------      -----------

LOSS BEFORE INCOME TAXES                  (17,039)          (8,131)

INCOME TAXES
    State and Foreign Provision               331              566
    Deferred Benefit                       (2,152)          (1,870)
                                      -----------      -----------

TOTAL INCOME TAX BENEFIT                   (1,821)          (1,304)
                                      -----------      -----------

NET LOSS                              $   (15,218)     $    (6,827)
                                      ===========      ===========

NET LOSS PER COMMON SHARE             $     (0.63)     $     (0.42)
                                      ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING      23,983,905       16,333,905




  See Accompanying Notes to the Condensed Consolidated Financial Statements

                               SPI HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)




                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                       1994               1993
                                                     ---------          --------
OPERATING ACTIVITIES:
   Net loss                                          $ (15,218)         $ (6,827)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                     11,469            11,404
      Other non-cash items:
         Increase in accrued interest paid in kind      11,088                 -
         Deferred income tax benefit                    (2,152)           (1,870)
         Amortization of debt issuance costs               334               228
         Accretion of discount on senior notes           4,314                 -
         Exchange (gain) loss                               62              (112)
         Other items (net)                                   -               459
   Increase (decrease) in:
      Accounts payable                                   4,167               (91)
      Accrued cash interest                             (2,508)            7,589
      Other accrued liabilities                            477               655
      Income taxes payable                                  23               236
   Decrease (increase) in:
      Accounts receivable                               (1,125)           (2,322)
      Prepaids and other assets                         (1,017)            6,151
                                                     ---------          --------
Net cash provided by operating activities                9,914            15,500

INVESTING ACTIVITIES:
   Increase in raw materials                                 -              (990)
   Cost of in-process systems and capital
      expenditures                                     (13,435)           (8,422)
                                                     ---------          --------
Net cash used in investing activities                  (13,435)           (9,412)

FINANCING ACTIVITIES:
   Borrowing under supplemental bank credit facility         -            12,000
   Repayment of supplemental bank credit facility            -            (9,000)
   Repayment of bank credit facility                         -           (11,000)
   Repayment of other debt and capilized leases           (803)             (238)
   Payment of debt restructuring costs                       -            (7,381)
                                                     ---------          --------

Net cash used in financing activities                     (803)          (15,619)

Effect of exchange rate changes on cash                    (10)                1
                                                     ---------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (4,334)           (9,530)

Cash and cash equivalents at beginning of period        14,285             9,593
                                                     ---------          --------
Cash and cash equivalents at end of period           $   9,951          $     63
                                                     =========          ========

See Accompanying Notes to the Condensed Consolidated Financial Statements

                               SPI HOLDING, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994


1.       GENERAL

         These consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities Exchange Commission in the 1993 Annual Report on Form 10-K of SPI Holding, Inc. ("SPI", or the "Company"). The accompanying unaudited condensed consolidated financial statements include SPI and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of its operations for the periods presented.
The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

2.       ORGANIZATION AND BASIS OF PRESENTATION

         The Company is the leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

         Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SPI and its subsidiaries, including SPI Newco, Inc., its direct subsidiary, and Spectradyne, the direct subsidiary of SPI Newco, Inc. The Company intends to change its name to "SpectraVision, Inc." subject to approval by the stockholders of the Company at its annual meeting of stockholders on May 25, 1994.

3.       DEBT

         Senior Subordinated Reset Notes:   The Company currently has
outstanding $260,795,000 principal amount of 11.65% Senior Subordinated Reset Notes due December 1, 2002 (the "Reset Notes"). Interest is payable semi-annually on June 1 and December 1.

         Subject to the provisions of the Reset Note indenture, the Company has the option to pay interest on the Reset Notes on June 1, 1994, December 1, 1994 and June 1, 1995 through the issuance of additional Reset Notes valued at 100% of the principal amount (the "PIK Option"). If the PIK Option is exercised, the annual interest rate on the Reset Notes for the interest period for which such option is exercised is increased by 100 basis points over the then existing annual interest rate. The Company has elected to exercise the PIK Option for the interest period ending June 1, 1994 and, accordingly, additional interest expense of $876,000 is included in the results of operations for the quarter ended March 31, 1994.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW TECHNOLOGY

         In accordance with the terms of the Company's ten-year exclusive contract with Electronic Data Systems ("EDS"), EDS will (a) install and maintain a satellite delivery PPV system throughout most of the Company's North American hotel sites utilizing San Jose, California-based Compression Labs, Inc.'s ("CLI") Compressed Digital Video (CDV(TM)) technology, and (b) provide and operate a primarily satellite-based distribution network to supply pay-per-view in-room video entertainment services to most of the Company's hotel sites. Under this agreement, EDS and the Company have begun installing a Compressed Digital Video satellite movie transmission system, the "CDV Satellite Network," throughout most of the Company's current and future North American hotel sites. The new technology, "STARPATH," will replace the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location and which technology has been used since the Company's inception in 1971. EDS and the Company will also install a new satellite delivered on-demand movie service, "Digital Guest Choice." Included in the STARPATH technology is the Company's development of a sophisticated UNIX based integrated computer system ("Spexis") which will be installed in conjunction with the Company's PPV systems and will enable the Company to provide additional enhanced interactive services. EDS also has entered into a contract with the Company to perform field service and management information services, which contract is expected to generate substantial operating cost savings commencing in 1995, for the Company over 1992 levels.

RESULTS OF OPERATIONS

         The following discussion and analysis addresses the results of operations for the three month periods ended March 31, 1994 (the "1994 First Quarter") and March 31, 1993 (the "1993 First Quarter").

         The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne, Inc. and the Company's other operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                     1994       1993
                                                                    ------     ------
Hotels Served at March 31*                                          2,432      2,528
Rooms Served at March 31*                                         680,099    709,733
Average Price per View                                              $7.70      $7.76
Revenue per Equipped Room per Day ("RER")                           $0.51      $0.53

            * Subsequent to March 31, 1994, Marriott Hotels and Resorts informed the Company they will not renew PPV contracts representing 44 corporate owned hotels with 17,500 rooms expiring during 1994 and 12 hotels with 4,800 rooms expiring after 1994.

FIRST QUARTER ENDED MARCH 31, 1994 COMPARED
     TO FIRST QUARTER ENDED MARCH 31, 1993

            Total revenues decreased to $37.1 million in the 1994 First Quarter from $41.6 million in the 1993 First Quarter, a decrease of $4.5 million or 10.7%. Of the total revenues reported in the 1994 First Quarter, 85.2% were revenues from pay-per-view, 10.4% were from free-to-guest, 1.3% were from interactive services and 3.1% were from other sources.

            Pay-per-view revenues decreased to $31.6 million in the 1994 First Quarter from $33.8 million in the 1993 First Quarter, a decrease of $2.2 million or 6.5%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served which resulted in a decrease in revenue of approximately $1.4 million. The decline in the number of revenue producing rooms during the quarter includes the discontinuation of the services provided under a pay-per-view service contract with Hilton Hotels Corporation that expired December 31, 1992, including 43 hotels with a total of approximately 34,000 rooms deinstalled in February 1993 as well as a loss of rooms due to non-renewal of certain other hotel PPV contracts including the Marriott Courtyard properties with approximately 121 hotels with a total of 17,756 rooms. Additionally, RER declined from $0.53 in the 1993 First Quarter to $0.51 in the 1994 First Quarter, reflecting slightly lower viewing levels.

            Although the Company has no control over the popularity of major studio films, the Company can employ certain strategies and enhancements to the Spectravision operating system which may increase viewing levels. The Company's strategies for increasing RER include continually upgrading movie equipment to offer the latest technology, (such as is involved in the new STARPATH technology), utilizing variable pricing and price packaging and installing Guest Choice, which allows on demand viewing from a wide variety of entertainment selections. As of March 31, 1994, Guest Choice was installed in 404 hotels with a total of 193,025 rooms, which is an increase of 156 hotels with 66,658 rooms over the number of Guest Choice installed sites at March 31, 1993. As of March 31, 1994 the CDV Satellite Network was installed in 735 sites, an increase of 528 sites since December 31, 1993.

            Free-to-guest revenues decreased to $3.9 million in the 1994 First Quarter from $5.1 million in the 1993 First Quarter, a decrease of $1.2 million or 23.8%. This decrease primarily reflects negotiated price reductions in the 1993 Third Quarter in connection with certain PPV contract renewals.

            Interactive revenues decreased to $460,000 in the 1994 First Quarter from $834,000 in the 1993 First Quarter, a decrease of $374,000 or 44.8%. This decline primarily reflects negotiated price reductions in the 1993 Third Quarter in connection with certain PPV contract renewals.

            Other revenues decreased to $1.2 million in the 1994 First Quarter from $1.9 million in the 1993 First Quarter, a decrease of $696,000 or 37.5%. The 1993 First Quarter included approximately $565,000 in revenues from the sale of pay-per-view systems to its strategic partner in the hospital industry and no such sales in the 1994 First Quarter.

            Pay-per-view direct costs increased to $10.7 million in the 1994 First Quarter from $10.3 million in the 1993 First Quarter, an increase of $460,000 or 4.5%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 33.9% in the 1994 First Quarter from 30.3% in the 1993 First Quarter. This increase primarily reflects the duplication of costs of both videotapes and in-room cards along with costs of the transponder lease required for the implementation of the STARPATH technology. Significant reductions in costs of videotapes and in-room cards are expected to be realized upon full roll-out of the CDV Satellite Network, which is not expected until mid-1994.

            Free-to-guest direct costs decreased to $3.1 million in the 1994 First Quarter from $3.3 million in the 1993 First Quarter, a decrease of $144,000 or 4.4%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 80.9% in the 1994 First Quarter from 64.5% in the 1993 First Quarter. The increase in free-to-guest direct costs as a percentage of free- to-guest revenues primarily reflects the price reductions previously described.

            Other direct costs decreased to $370,000 in the 1994 First Quarter from $1.0 million in the 1993 First Quarter, a decrease of $669,000 or 64.4%, primarily due to lower revenues. Net profit margin from other revenue sources was $788,000 and $815,000 for the 1994 First Quarter and the 1993 First Quarter, respectively.

            Contracted Service Costs were $2.6 million for the 1994 First Quarter. These costs primarily include contracted fees paid to EDS for maintenance of the Company's North American hotel sites which have been converted to the CDV technology. As of March 31, 1994 there were 735 sites with the CDV product installed as compared to 195 sites as of December 31, 1993.

            Operating expenses increased slightly to $6.2 million in the 1994 First Quarter from $6.1 million in the 1993 First Quarter, an increase of $132,000 or 2.2%. At March 31, 1994 the majority of the Company's field labor force ceased to be employees of the Company. Therefore, the 1994 First Quarter includes a comparable level of costs to the 1993 First Quarter; however, future periods will not reflect the internal costs of a field service organization in addition to the fees paid to EDS for field services.

            Selling and marketing expenses increased slightly to $1.4 million in the 1994 First Quarter from $1.2 million in the 1993 First Quarter, an increase of $148,000 or 12.2%. This increase is due to costs associated with new business development and the introduction of new products.

            General and administrative expenses increased to $3.8 million in the 1994 First Quarter from $3.6 million in the 1993 First Quarter, an increase of $157,000 or 4.3%. This slight increase includes increases in shipping, receiving and warehouse management fees paid to the Company's outsource manufacturer of certain of its system components.

            Research and development costs increased to $775,000 in the 1994 First Quarter from $310,000 in the 1993 First Quarter. Certain development costs of approximately $218,000 were capitalized in the 1993 First Quarter, and there were no capitalized projects in the 1994 First Quarter. Additionally, research and development spending increased in the 1994 First Quarter compared to the 1993 First Quarter.

            Interest expense (net) increased to $13.7 million in the 1994 First Quarter from $12.6 million in the 1993 First Quarter, an increase of $1.1 million or 8.6%. The Company has elected to exercise the PIK Option under the Reset Notes for the interest period ending June 1, 1994. In accordance with the Reset Note indenture, the annual interest rate for the interest period ending June 1, 1994 was increased by 100 basis points and, accordingly, the 1994 First Quarter results reflect an increase of $876,000 of additional accrued interest.

            State and foreign income tax expense decreased to $331,000 in the 1994 First Quarter from $566,000 in the 1993 First Quarter, a decrease of $235,000 or 41.5%, primarily due to lower income in the 1994 First Quarter.

            Deferred income tax benefits increased to $2.2 million in the 1994 First Quarter from $1.9 million in the 1993 First Quarter. These benefits are primarily due to the reversal of future temporary differences relating to intangible assets and net operating loss carryforwards.

            Net loss increased to $15.2 million in the 1994 First Quarter from a loss of $6.8 million in the 1993 First Quarter, an increase of $8.4 million. The net loss for the 1994 First Quarter includes the effect of the transition of the Company's technology and service agreement with EDS without the benefit of anticipated future cost savings. Additional losses are a result of lower revenues from negotiated price reductions of other non-PPV services in the 1993 Third Quarter in connection with certain PPV contract renewals.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            During the 1994 First Quarter, the Company used net funds generated from operations and short-term invested cash deposits primarily for capital purchases of $13.4 million, which includes $5.7 million of purchases for the new CDV Satellite Network.

            The Company's primary uses of cash are for funding of the Company's capital expenditure requirements, debt service on outstanding borrowings and working capital needs. The Company's growth capital expenditures are incurred to expand its base of rooms with installed pay-per-view systems. The Company's maintenance capital expenditures are incurred to upgrade installed systems, primarily in connection with contract renewals.

            The Company began installation of the CDV Satellite Network in the fourth quarter of 1993 and expects this network to be completely installed by mid-1994. At March 31, 1994 the Company had 735 hotels with a total of 212,045 hotel rooms equipped with the CDV technology. The Company will require approximately $34 million of capital expenditures to complete the installation of antennae, UNIX personal computers and integrated receiver decoders required in connection with STARPATH to be installed in substantially all of its North American hotels. Of the $34 million in capital expenditures required to complete the CDV Satellite Network, approximately $8.4 million has been incurred through March 31, 1994. Due to the rapid rollout of this project the Company will fund capital expenditures in part from operating cash flow, cash on hand and availability under the Revolving Credit Facility. Additionally, the Company has elected to pay interest on the Reset Notes in additional Reset Notes under the PIK Option for the interest period ending June 1, 1994. The Company also has the ability to pay interest on the Reset Notes in additional Reset Notes for each of the interest periods ending December 1, 1994 and June 1, 1995. If the PIK Option is exercised, the annual interest rate on the Reset Notes for the applicable interest period is increased by 100 basis points over the existing rate. The Company has made no decision regarding the use of the PIK options available on December 1, 1994 or June 1, 1995.

            The Company is in a highly competitive industry in a market where there is a high level of penetration in the upscale lodging industry by pay-per-view providers. Additionally, growth in the large hotel market has declined with fewer new hotel constructions due to general economic conditions. Consequently the Company has experienced increased competition for contract renewals on a national scale in the large hotel market. Competition for contract renewals at hotels operated by certain of the major hotel chains historically served by the Company have included providing customer incentives such as guest room televisions, significant reductions in prices for other non-PPV services and/or increasing the portion of PPV revenues retained by the hotel. As a result of this competition, the Company's revenues and related profit margins from non-PPV sources, such as free-to-guest and interactive services have declined from previous periods.

            The Company expects 1994 to be a transition year in implementation of the STARPATH technology and therefore does not anticipate realizing the full benefits of the technology until 1995 including increased PPV margins and cost savings under the EDS agreement. Pay-per-view margins are expected to be enhanced by the Company's ability to (i) actively manage its pay-per-view programming by quickly replacing poorly-performing movies; (ii) convert to a twenty-movie program equipped hotel rooms which currently have only a six, seven or eight movie program; (iii) provide Digital Guest Choice; (iv) offer packaged and variable movie pricing to guests and (v) substantially reduce videotape and movie card schedule production, duplication and distribution costs. The Company's ability to increase revenues and operating cash flow after completion of the rollout of the STARPATH technology is highly sensitive to a number of factors. The Company's PPV revenues are historically dependent, in large part, upon the viewing levels in its PPV systems such as the availability of popular movies and competing programming. In turn, the success of marketing initiatives and other efforts of the Company to increase viewing levels and average price per view, are dependent upon prevailing economic conditions and other factors, many of which are beyond the control of the Company. To date the Company has not yet converted sufficient operations to the new STARPATH technology to enable the Company to quantify the benefit the technology will have on revenues or PPV margins. The CDV Satellite Network, along with the Company's new Spexis UNIX interactive system, together with STARPATH will be able to provide other revenue opportunities through new interactive and communication services, including voice mail, fax mail, video teleconferencing and interactive distance learning as well as the introduction of national advertising on its free-to-guest system.

                                    PART II



Item 1. Legal Proceedings

        The Company and its subsidiaries are parties to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceeding against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company. (See Item 3 in the Company's 1993 Annual Report on Form 10-K).



Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             None

        (b)  Reports on Form 8-K
             The Company filed with the Commission on March 17, 1994 a Form 8-K report dated March 14, 1994 to attach a press release announcing the Company's 1993 earnings and announce the date of the 1994 annual shareholders' meeting.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           SPI HOLDING, INC.





May 13, 1994                               /s/ DANNY G. HAIR
  (Date)                                   DANNY G. HAIR
                                           VICE PRESIDENT
                                           (Chief Financial Officer and officer
                                           duly authorized to sign on behalf
                                           of the Registrant)