Form 10-Q
period 1994-06-30
SPECTRAVISION INC
filed 1994-08-15
CIK 819898

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994
                                      or
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 1-9724


                              SPECTRAVISION, INC.
                              -------------------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                          75-2182004
        -------------------------------           -------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

        1501 NORTH PLANO ROAD, RICHARDSON, TEXAS        75081
        ----------------------------------------  -------------------
        (Address of principal executive offices)      (Zip Code)

                                (214) 234-2721
                                --------------
                       (Registrant's telephone number,
                             including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes  X       No
                                                  -----        -----

       Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
                  Title of each Class                      August 12, 1994
           --------------------------------------          ---------------
           Class A Common Stock, $0.001 Par Value              4,593,526
           Class B Common Stock, $0.001 Par Value             19,390,379

                                     INDEX



                                                                                     PAGE
                                                                                     ----
PART I  FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Statements of Financial Position
          as of June 30, 1994 (unaudited) and December 31, 1993 . . . . . . . . . .   2

          Condensed Consolidated Statements of Operations
          for the three months ended June 30, 1994 and 1993 (unaudited) . . . . . .   4

          Condensed Consolidated Statements of Operations
          for the six months ended June 30, 1994 and 1993 (unaudited) . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1994 and 1993 (unaudited) . . . . . . .   6

          Notes to the Condensed Consolidated Financial Statements  . . . . . . . .   7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . . .   8



PART II OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . . . .   16

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .   17

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                        PART I.   FINANCIAL INFORMATION

                         ITEM I.   FINANCIAL STATEMENTS

                             SPECTRAVISION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                  (Dollars in thousands, except share data)





                                                              June 30,                December 31,
                                                                1994                     1993
                                                              ---------               ------------
                                                             (Unaudited)
ASSETS

     Cash and Cash Equivalents                                $   2,027                $  14,285
     Accounts Receivable                                         22,222                   18,060
     Prepaids and Other Assets                                   11,976                    9,569

     Video Systems
         Installations In-Process                                49,374                   28,157
         Completed Systems                                      228,605                  211,781
                                                              ---------                ---------
                                                                277,979                  239,938
         Less accumulated depreciation and amortization        (152,825)                (141,253)
                                                              ---------                ---------
     Total Video Systems                                        125,154                   98,685

     Building and Equipment
         Building                                                 4,249                    4,241
         Furniture, fixtures and other equipment                  5,371                    5,260
                                                              ---------                ---------
                                                                  9,620                    9,501
         Less accumulated depreciation                           (5,095)                  (4,747)
                                                              ---------                ---------
     Total Building and Equipment                                 4,525                    4,754


     Land                                                         2,559                    2,559
     Hotel Contracts (net)                                      247,259                  253,508
                                                              ---------                ---------

TOTAL ASSETS                                                  $ 415,722                $ 401,420
                                                              =========                =========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)




                                                                          June 30,                December 31,
                                                                            1994                     1993
                                                                         ----------               ------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

    Liabilities
        Accounts Payable                                                 $   17,148               $   12,348
        Accrued Liabilities
            Interest                                                          2,979                    2,598
            Other                                                            27,682                   20,700
        Income Taxes                                                          1,002                      660
        Deferred Income Taxes                                                30,925                   35,229

        Debt
            Revolving Credit Facility                                         3,000                        -
            Canadian Bank Credit Facility                                     7,350                    7,350
            11.5% Senior Disount Notes                                      162,923                  154,055
            11.65% Senior Subordinated Reset Notes                          277,264                  260,795
            Capitalized Lease Obligations                                    20,700                   14,028
            Other Debt                                                          253                      329
            Debt Issuance Costs (net)                                        (7,415)                  (8,058)
                                                                         ----------               ----------
        Total Debt                                                          464,075                  428,499
                                                                         ----------               ----------

    Total Liabilities                                                       543,811                  500,034

    Contingent Value Rights                                                  20,000                   20,000

    Stockholders' Deficit
        Class A Common Stock - $0.001 par value, authorized
            6,000,000 shares, issued and outstanding 4,593,526
            and 4,745,526 shares at June 30, 1994 and
            December 31, 1993, respectively.                                      5                        5
        Class B Common Stock - $0.001 par value, authorized
            144,000,000 shares, issued and outstanding 19,390,379
            and 19,238,379 shares at June 30, 1994 and
            December 31, 1993, respectively.                                     19                       19
        Paid in Capital                                                     390,885                  390,885
        Contingent Value Rights Valuation Adjustment                         (5,077)                  (5,077)
        Class B Common Stock Warrants                                         6,377                    6,377
        Retained Deficit                                                   (540,757)                (511,445)
        Foreign Currency Translation Adjustment                                 459                      622
                                                                         ----------               ----------
    Total Stockholders' Deficit                                            (148,089)                (118,614)
                                                                         ----------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $  415,722               $  401,420
                                                                         ==========               ==========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)



                                                                       Three Months Ended
                                                                            June 30,
                                                            ---------------------------------------
                                                                1994                       1993
                                                            ------------               ------------
REVENUES:
    Pay-Per-View                                            $     31,067               $     34,375
    Free-To-Guest                                                  3,707                      4,930
    Other                                                          2,926                      3,191
                                                            ------------               ------------

TOTAL REVENUES                                                    37,700                     42,496

DIRECT COSTS:
    Pay-Per-View                                                  10,607                     10,258
    Free-To-Guest                                                  2,689                      3,186
    Other                                                            752                        952
                                                            ------------               ------------

TOTAL DIRECT COSTS                                                14,048                     14,396

DEPRECIATION AND AMORTIZATION                                     11,060                     11,049
TECHNOLOGY AND FIELD SERVICE CHARGE                                    -                      4,865
CONTRACTED SERVICE COSTS                                           5,528                          -
OPERATING EXPENSES                                                 2,206                      6,037
SELLING AND MARKETING EXPENSES                                     2,184                      1,233
GENERAL AND ADMINISTRATIVE EXPENSES                                3,995                      3,591
RESEARCH AND DEVELOPMENT (NET)                                       768                        300
EXCHANGE LOSS                                                         74                        424
                                                            ------------               ------------

TOTAL COSTS AND EXPENSES                                          39,863                     41,895
                                                            ------------               ------------

OPERATING INCOME (LOSS)                                           (2,163)                       601

INTEREST EXPENSE, NET                                             13,713                     11,487
                                                            ------------               ------------

LOSS BEFORE INCOME TAXES                                         (15,876)                   (10,886)

INCOME TAXES
    State and Foreign Provision                                      370                        543
    Deferred Benefit                                              (2,152)                      (430)
                                                            ------------               ------------

TOTAL INCOME TAX BENEFIT                                          (1,782)                       113
                                                            ------------               ------------

NET LOSS                                                    $    (14,094)              $    (10,999)
                                                            ============               ============

NET LOSS PER COMMON SHARE                                   $      (0.59)              $      (0.67)
                                                            ============               ============

AVERAGE COMMON SHARES OUTSTANDING                           $ 23,983,905               $ 16,333,905

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)



                                                                        Six Months Ended
                                                                            June 30,
                                                            ---------------------------------------
                                                                1994                       1993
                                                            ------------               ------------
REVENUES:
    Pay-Per-View                                            $     62,681               $     68,182
    Free-To-Guest                                                  7,575                     10,007
    Other                                                          4,544                      5,879
                                                            ------------               ------------

TOTAL REVENUES                                                    74,800                     84,068

DIRECT COSTS:
    Pay-Per-View                                                  21,326                     20,517
    Free-To-Guest                                                  5,819                      6,460
    Other                                                          1,122                      1,991
                                                            ------------               ------------

TOTAL DIRECT COSTS                                                28,267                     28,968

DEPRECIATION AND AMORTIZATION                                     22,529                     22,453
TECHNOLOGY AND FIELD SERVICE CHARGE                                    -                      4,865
CONTRACTED SERVICE COSTS                                           8,099                          -
OPERATING EXPENSES                                                 8,451                     12,150
SELLING AND MARKETING EXPENSES                                     3,543                      2,444
GENERAL AND ADMINISTRATIVE EXPENSES                                7,787                      7,226
RESEARCH AND DEVELOPMENT (NET)                                     1,543                        610
EXCHANGE LOSS                                                        136                        312
                                                            ------------               ------------

TOTAL COSTS AND EXPENSES                                          80,355                     79,028
                                                            ------------               ------------

OPERATING INCOME (LOSS)                                           (5,555)                     5,040

INTEREST EXPENSE, NET                                             27,360                     24,057
                                                            ------------               ------------

LOSS BEFORE INCOME TAXES                                         (32,915)                   (19,017)

INCOME TAXES
    State and Foreign Provision                                      701                      1,109
    Deferred Benefit                                              (4,304)                    (2,300)
                                                            ------------               ------------

TOTAL INCOME TAX BENEFIT                                          (3,603)                    (1,191)
                                                            ------------               ------------

NET LOSS                                                    $    (29,312)              $    (17,826)
                                                            ============               ============

NET LOSS PER COMMON SHARE                                   $      (1.22)              $      (1.09)
                                                            ============               ============

AVERAGE COMMON SHARES OUTSTANDING                           $ 23,983,905               $ 16,333,905

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)
                                  (Unaudited)



                                                                         Six Months Ended
                                                                              June 30,
                                                                ------------------------------------
                                                                   1994                      1993
                                                                ----------                ----------
OPERATING ACTIVITIES:
    Net loss                                                    $  (29,312)               $  (17,826)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                               22,529                    22,453
        Other non-cash items:
            Conversion of non-cash interest to secondary notes      16,469                         -
            Technology and field service charge                          -                     4,865
            Deferred income tax benefit                             (4,304)                   (2,300)
            Amortization of debt issuance costs                        643                       456
            Accretion of discount on senior notes                    8,868                         -
            Exchange loss                                              136                       312
            Other items (net)                                         (743)                       93
    Increase (decrease) in:
        Accounts payable                                             4,808                     6,574
        Accrued interest                                               381                     1,085
        Other accrued liabilities                                    6,501                       703
        Income taxes payable                                           342                       561
    Decrease (increase) in:
        Accounts receivable                                         (4,242)                     (878)
        Prepaids and other assets                                   (1,548)                    5,972
                                                                ----------                ----------

Net cash provided by operating activities                           20,528                    22,070

INVESTING ACTIVITIES:
    Increase in raw materials                                            -                    (1,011)
    Cost of in-process systems and capital expenditures            (33,983)                  (16,161)
                                                                ----------                ----------
Net cash used in investing activities                              (33,983)                  (17,172)

FINANCING ACTIVITIES:
    Borrowing under revolving credit facility                        3,000                         -
    Repayment of bank credit facility                                    -                   (15,000)
    Borrowing under supplemental bank credit facility                    -                    21,000
    Repayment of supplemental bank credit facility                       -                   (11,000)
    Repayment of other debt and capitalized leases                  (1,791)                     (469)
    Payment of debt restructuring costs                                  -                    (7,683)
                                                                ----------                ----------

Net cash provided by (used in) financing activities                  1,209                   (13,152)

Effect of exchange rate changes on cash                                (12)                       (4)
                                                                ----------                ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (12,258)                   (8,258)

Cash and cash equivalents at beginning of period                    14,285                     9,593
                                                                ----------                ----------

Cash and cash equivalents at end of period                      $    2,027                $    1,335
                                                                ==========                ==========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994


1.  GENERAL

    These consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities Exchange Commission in the 1993 Annual Report on Form 10-K of SPI Holding, Inc. On May 25, 1994, SPI Holding, Inc. changed its name to SpectraVision, Inc. ("SpectraVision," or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

2.  ORGANIZATION AND BASIS OF PRESENTATION

    The Company is the leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

    Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision, SPI Newco, Inc., its direct subsidiary, Spectradyne, Inc., the direct subsidiary of SPI Newco, Inc., and the foreign subsidiaries.

3.  DEBT

    Senior Subordinated Reset Notes: The Company currently has outstanding $277,264,000 principal amount of 11.65% Senior Subordinated Reset Notes due December 1, 2002 (the "Reset Notes"). Interest is payable semi-annually on June 1 and December 1.

    Subject to the provision of the Reset Notes indenture, the Company has the option to pay interest on the Reset Notes on December 1, 1994 and June 1, 1995 through the issuance of additional Reset Notes valued at 100% of the principal amount (the "PIK Option"). If the PIK Option is exercised, the annual interest rate on the Reset Notes for the interest period for which such option is exercised is increased by 100 basis points over the 11.65% annual interest rate. The Company elected to exercise the PIK Option for the six-month interest period ending June 1, 1994 and, accordingly, the Company issued additional Reset Notes in the aggregate amount of $16,490,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW TECHNOLOGY

    In accordance with the terms of the Company's ten-year exclusive contract with Electronic Data Systems Corporation ("EDS"), EDS will (a) install and maintain a satellite delivery PPV system throughout most of the Company's North American hotel sites utilizing San Jose, California-based Compression Labs, Inc.'s ("CLI") Compressed Digital Video (CDV(TM)) technology, and (b) provide and operate a primarily satellite-based distribution network to supply pay-per-view in-room video entertainment services to most of the Company's North American hotel sites. Under this agreement, EDS and the Company are installing a Compressed Digital Video satellite movie transmission system, the "CDV Satellite Network," throughout most of the Company's current and future North American hotel sites. The new technology, "STARPATH(TM)," will replace the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location. As of June 30, 1994, the CDV Satellite Network has been installed in 1,169 hotels with a total of 355,117 rooms. EDS and the Company will also install a new satellite delivered on-demand movie service, "Digital Guest Choice(TM)". As of August 1, 1994, the Company had successfully completed two test site installations of its Digital Guest Choice system, the industry's first digital video-on-demand product. Included in the STARPATH technology is the Company's development of a sophisticated UNIX based integrated computer system ("SPEXIS(TM)") which will be installed in conjunction with the Company's PPV systems and will enable the Company to provide additional enhanced interactive services. EDS also has entered into a contract with the Company to perform field service and management information services, which contract is expected to generate substantial operating cost savings commencing in 1995.


RESULTS OF OPERATIONS

    The following discussion and analysis addresses the results of operations for the three month periods ended June 30, 1994 (the "1994 Second Quarter") and June 30, 1993 (the "1993 Second Quarter") and the six month periods ended June 30, 1994 (the "1994 Six Months") and June 30, 1993 (the "1993 Six Months").

    The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per- view customer base and certain statistical data affecting pay-per-view revenues.


                                                      Three Months Ended         Six Months Ended
                                                            June 30,                 June 30,
                                                      ------------------        -----------------
                                                        1994      1993           1994       1993
                                                       ------    ------         ------     ------
Hotels Served at June 30                                2,404     2,544          2,404      2,544
Rooms Served at June 30                               671,600   707,588        671,600    707,588
Average Price per View                                  $7.70     $7.76          $7.70      $7.76
Revenue per Equipped Room per Day ("RER")               $0.52     $0.54          $0.51      $0.53

    SECOND QUARTER ENDED JUNE 30, 1994 COMPARED
      TO SECOND QUARTER ENDED JUNE 30, 1993

    Total revenues decreased to $37.7 million in the 1994 Second Quarter from $42.5 million in the 1993 Second Quarter, a decrease of $4.8 million or 11.3%. Of the total revenues reported in the 1994 Second Quarter, 82.4% were revenues from pay-per-view, 9.8% were from free-to-guest and 7.8% were from other sources.

    Pay-per-view revenues decreased to $31.1 million in the 1994 Second Quarter from $34.4 million in the 1993 Second Quarter, a decrease of $3.3 million or 9.6%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served, which resulted in a decrease in revenues of approximately $1.9 million. The decline in the number of revenue producing rooms during the quarter includes the loss of rooms due to non-renewal of certain hotel PPV contracts, including the Marriott Courtyard properties with approximately 121 hotels with a total of 17,756 rooms. At June 30, 1994, the Company had deliverable orders for PPV systems to be installed in approximately 44,000 additional rooms.

    RER declined from $0.54 in the 1993 Second Quarter to $0.52 in the 1994 Second Quarter resulting in an approximate $1.4 million decline in pay-per-view revenues for the 1994 Second Quarter. The lower RER is attributable to two primary factors discussed below:

    Refit of base rooms with new technology equipment: The rapid change-out of existing PPV equipment to the new STARPATH technology has caused some PPV systems to be off-line during the 1994 Second Quarter. During the 1994 Second Quarter, the Company installed 434 hotels with a total of 143,000 rooms with the CDV Satellite Network. Additionally, the transition of the Company's field service to EDS and its major sub-contractor, Granada, involved some temporary difficulties for field service personnel from all three companies in maintaining the normal level of repairs and maintenance of existing PPV rooms concurrent with the rapid installations of the CDV sites. Although these disruptive events caused declines in RER for the 1994 Second Quarter, they were offset by increases in RER from the benefits of the new technology in the CDV installed sites.

    Poorly performing movie product: The decline in RER can also be attributed to the major movies shown on the system in the 1994 Second Quarter as compared to the major movies shown in the 1993 Second Quarter. Theater box office results generally were lower for the group of major movies exhibited during the 1994 Second Quarter than for the movies exhibited during the 1993 Second Quarter. Previously, the Company could only change movies once per month because of the lead time and cost necessary to produce, duplicate and distribute videotapes. As a result of the CDV Satellite Network, the Company will be able to replace movies shortly after their release from the studio primarily due to the elimination of the need to duplicate and distribute thousands of videotapes each month. Without the need to duplicate and distribute thousands of videotapes, the Company will be able to quickly replace poorly-performing movies with better performing product.

    The Company's strategies for increasing RER include (i) continually upgrading movie equipment to offer the latest technology (such as is involved in the new STARPATH technology); (ii) actively managing its pay-per-view programming by quickly replacing poorly performing movies; (iii) utilizing variable pricing and price packaging and (iv) installing Guest Choice, which allows on demand viewing from a wide variety of entertainment selections. As of June 30, 1994, Guest Choice was installed in 426 hotels with a total of 202,661 rooms, which is an increase of 142 hotels with 59,794 rooms over the number of Guest Choice installed sites at June 30, 1993. As of June 30, 1994, the CDV Satellite Network was installed in 1,169 sites, an increase of 434 sites since March 31, 1994. As of August 1, 1994, the Company has also completed two successful test site installations of its Digital Guest Choice system, the industry's first digital video-on-demand product.

    Free-to-Guest revenues decreased to $3.7 million in the 1994 Second Quarter from $4.9 million in the 1993 Second Quarter, a decrease of $1.2 million or 24.8%. This decrease primarily reflects negotiated price reductions granted in the third quarter of 1993 in connection with certain PPV contract renewals.

    Other revenues decreased to $2.9 million in the 1994 Second Quarter from $3.2 million in the 1993 Second Quarter, a decrease of $265,000 or 8.3%. Other revenues include interactive services in addition to revenues from other sources. This decrease primarily reflects a decline in revenues from interactive services resulting from negotiated price reductions granted in the third quarter of 1993 in connection with certain PPV contract renewals.

    Pay-per-view direct costs increased to $10.6 million in the 1994 Second Quarter from $10.3 million in the 1993 Second Quarter, an increase of $349,000 or 3.4%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 34.1% in the 1994 Second Quarter from 29.8% in the 1993 Second Quarter. This increase primarily reflects the duplication of costs of both videotapes and in-room cards along with costs of the transponder lease required for the implementation of the STARPATH technology. Significant reductions in costs of videotapes and in-room cards are expected to be realized upon full roll-out of the CDV Satellite Network, including SPEXIS, which is expected to be completed by the end of 1994.

    Free-to-guest direct costs decreased to $2.7 million in the 1994 Second Quarter from $3.2 million in the 1993 Second Quarter, a decrease of $497,000 or 15.6%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 72.5% in the 1994 Second Quarter from 64.6% in the 1993 Second Quarter. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals, offset somewhat by negotiated price reductions from programming suppliers for certain hotels served.

    Other direct costs decreased to $752,000 in the 1994 Second Quarter from $952,000 in the 1993 Second Quarter, a decrease of $200,000 or 21.0%. As a percentage of other revenues, other direct costs decreased to 25.7% in the 1994 Second Quarter from 29.8% in the 1993 Second Quarter.

    Technology and Field Service Charge was $4.9 million in the 1993 Second Quarter. This charge reflected the anticipated costs due to changes in technology and field service management in connection with the service contract with EDS. The Company recorded estimated costs in the amount of $4.9 million for the write-off of obsolete equipment, (primarily videotape players and computers), and personnel related costs associated with the reorganization of the Company's field service operations. As of December 31, 1993, the Company had accrued a total of $7.0 million in such costs of which approximately $4.9 million was attributable to the write-off of obsolete equipment and $2.1 million was due to anticipated cash charges for personnel related costs. As of June 30, 1994, $1.9 million has been incurred in actual cash expenditures.

    Contracted Service Costs were $5.5 million in the 1994 Second Quarter. These costs primarily include the contracted fixed fees (which fees only increase as the Company's net room base grows) paid to EDS for maintenance of the Company's North American hotel sites.

    Operating expenses decreased to $2.2 million in the 1994 Second Quarter from $6.0 million in the 1993 Second Quarter, a decrease of $3.8 million or 63.5%. Operating expenses consist primarily of maintenance of hotel systems. At April 30, 1994, the majority of the Company's field service labor force ceased to be employees of the Company. This decrease primarily reflects the reduction in the Company's internal field service labor force due to the transition to EDS for maintenance of the Company's hotel sites. Operating expenses, after full assumption of field services by EDS, will consist of repair costs of certain PPV components and the field service costs currently incurred by the Company in its international operations.

    Selling and marketing expenses increased to $2.2 million the 1994 Second Quarter from $1.2 million in the 1993 Second Quarter, an increase of $951,000 or 77.1%. This increase is primarily due to costs associated with new business development, the introduction of new products, and growth of customer services.

    General and administrative expenses increased to $4.0 million in the 1994 Second Quarter from $3.6 million in the 1993 Second Quarter, an increase of $404,000 or 11.3%. This increase is primarily due to higher legal fees and annual financial reporting expenses.

    Research and development costs increased to $768,000 in the 1994 Second Quarter from $300,000 in the 1993 Second Quarter, an increase of $468,000. Certain development costs of approximately $316,000 were capitalized in the 1993 Second Quarter, and there were no capitalized projects in the 1994 Second Quarter. Additionally, research and development spending increased in the 1994 Second Quarter compared to the 1993 Second Quarter as the Company continued to devote additional resources to the development of new products in a continuing effort to maintain and enhance its competitive position.

    Interest expense (net) increased to $13.7 million in the 1994 Second Quarter from $11.5 million in the 1993 Second Quarter, an increase of $2.2 million or 19.4%. The Company elected to exercise the PIK option under the Reset Notes for the interest period ended June 1, 1994. In accordance with the Reset Note indenture, the annual interest rate for the six-month interest period ended June 1, 1994 was increased by 100 basis points which resulted in an increase of $832,000 of additional interest expense.

    State and foreign income tax expense decreased to $370,000 in the 1994 Second Quarter from $543,000 in the 1993 Second Quarter, a decrease of $173,000 or 31.9%, primarily due to lower taxable income in the 1994 Second Quarter.

    Deferred income tax benefits increased to $2.1 million in the 1994 Second Quarter from $430,000 in the 1993 Second Quarter. These benefits are primarily due to the reversal of future temporary differences relating to intangible assets and net operating loss carryforwards.

    Net loss increased to $14.1 million in the 1994 Second Quarter from $11.0 million in the 1993 Second Quarter, an increase of $3.1 million. The net loss for the 1994 Second Quarter includes the overlapping of costs due to the transition of the Company's technology without the benefit of anticipated future cost savings. Additional losses are a result of (i) lower PPV revenues due to the decline in the number of rooms served and lower RER and (ii) lower revenues from negotiated price reductions of other non-PPV services, as compared to the 1993 Second Quarter, in connection with certain PPV contract renewals.

    SIX MONTHS ENDED JUNE 30, 1994 COMPARED
      TO SIX MONTHS ENDED JUNE 30, 1993

    Total revenues decreased to $74.8 million in the 1994 Six Months from $84.1 million in the 1993 Six Months, a decrease of $9.3 million or 11.0%. Of the total revenues reported in the 1994 Six Months, 83.8% were revenues from pay-per-view, 10.1% were from free-to-guest and 6.1% were from other sources.

    Pay-per-view revenues decreased to $62.7 million in the 1994 Six Months from $68.2 million in the 1993 Six Months, a decrease of $5.5 million or 8.1%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served which resulted in a decrease in revenues of approximately $3.0 million. Additionally, RER declined from $0.53 in the 1993 Six Months to $0.51 in the 1994 Six Months. The Company believes the lower RER is in part due to the transition and rapid change-out of the current PPV equipment to the new STARPATH technology which has caused some systems to be off-line during the installation of new equipment and other factors as described in the three-month comparison. The decline in RER contributed approximately $2.5 million to the decrease in the pay-per-view revenues for the 1994 Six Months.

    Free-to-guest revenues decreased to $7.6 million in the 1994 Six Months from $10.0 million in the 1993 Six Months, a decrease of $2.4 million or 24.3%. This decrease primarily reflects negotiated price reductions granted in the third quarter of 1993 in connection with certain PPV contract renewals.

    Other revenues decreased to $4.6 million in the 1994 Six Months from $5.9 million in the 1993 Six Months, a decrease of $1.3 million or 22.7%. Other revenues include interactive services in addition to revenues from other sources. This decrease is primarily due to the decline in revenues from interactive services. In addition, the 1993 Six Months included insurance claim proceeds from losses due to the hurricanes in Florida and Hawaii in 1992.

    Pay-per-view direct costs increased to $21.3 million in the 1994 Six Months from $20.5 million in the 1993 Six Months, an increase of $809,000 or 3.9%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 34.0% in the 1994 Six Months from 30.1% in the 1993 Six Months. This increase primarily reflects the duplication of costs of both videotapes and in- room cards along with costs of the transponder lease required for the implementation of the STARPATH technology. Significant reductions in the costs of videotapes and in-room cards are expected to be realized upon full roll-out of the CDV Satellite Network, including SPEXIS, which is expected to be complete by the end of 1994.

    Free-to-guest direct costs decreased to $5.8 million in the 1994 Six Months from $6.5 million in the 1993 Six Months, a decrease of $641,000 or 9.9%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 76.8% in the 1994 Six Months from 64.5% in the 1993 Six Months. This increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals, offset somewhat by negotiated price reductions from programming suppliers for certain hotels served.

    Other direct costs decreased to $1.1 million in the 1994 Six Months from $2.0 million in the 1993 Six Months, a decrease of $869,000 or 43.6%. As a percentage of other revenues, other direct costs decreased to 24.7% in the 1994 Six Months from 33.9% in the 1993 Six Months.

    Contracted Service Costs were $8.1 million in the 1994 Six Months. These costs primarily include the contracted fixed fees (which fees only increase as the Company's net rooms base grows) paid to EDS for maintenance of the Company's North American hotel sites.

    Operating expenses decreased to $8.4 million in the 1994 Six Months from $12.1 million in the 1993 Six Months, a decrease of $3.7 million or 30.4%. Operating expenses consist primarily of maintenance of hotel systems. At April 30, 1994, the majority of the Company's field service labor force ceased to be employees of the Company. This decrease primarily reflects the reduction in the Company's internal field service labor force due to the transition to EDS for maintenance of the Company's hotel sites. Operating expenses, after full assumption of field services by EDS, will consist of repair costs of certain PPV components and the field service costs currently incurred by the Company in its international operations.

    Selling and marketing expenses increased to $3.5 million in the 1994 Six Months from $2.4 million in the 1993 Six Months, an increase of $1.1 million or 45.0%. This increase primarily reflects the costs associated with new business development, the introduction of new products, and growth of customer services.

    General and administrative expenses increased to $7.8 million in the 1994 Six Months from $7.2 million in the 1993 Six Months, an increase of $561,000 or 7.8%. This increase is primarily due to higher legal fees and annual financial reporting expenses.

    Research and development costs increased to $1.5 million in the 1994 Six Months from $610,000 in the 1993 Six Months. In the 1993 Six Months certain development costs of approximately $534,000 were capitalized and there were no capitalized projects in the 1994 Six Months. Additionally, research and development spending increased in the 1994 Six Months compared to the 1993 Six Months as the Company continued to devote additional resources to the development of new products in a continuing effort to maintain and enhance its competitive position.

    Interest expense (net) increased to $27.4 million in the 1994 Six Months from $24.1 million in the 1993 Six Months, an increase of $3.3 million or 13.7%. The Company elected to exercise the PIK option under the Reset Notes for the interest period ended June 1, 1994. In accordance with the Reset Note indenture, the annual interest rate for the six-month interest period ended June 1, 1994 was increased by 100 basis points which resulted in an increase of $1.9 million of additional interest expense. Cash interest expense decreased to $3.8 million in the 1994 Six Months from $23.5 million in the 1993 Six Months due to the Company exercising the PIK option on the Reset Notes.

    State and foreign income taxes decreased to $701,000 in the 1994 Six Months from $1.1 million in the 1993 Six Months, a decrease of $408,000 or 36.8% due to lower taxable income in the 1994 Six Months.

    Deferred income tax benefits increased to $4.3 million in the 1994 Six Months from $2.3 million in the 1993 Six Months. These benefits are primarily due to the reversal of future temporary differences relating to intangible assets and net operating loss carryforwards.

    Net loss increased to $29.3 million in the 1994 Six Months from $17.8 million in the 1993 Six Months, an increase of $11.5 million. The net loss for the 1994 Six Months includes the overlapping of costs due to the transition of the Company's technology without the benefit of anticipated future cost savings. Additional losses are a result of (i) lower PPV revenues due to the decline in the number of rooms served and lower RER and (ii) lower revenues from negotiated price reductions of other non-PPV services, as compared to the 1993 Six Months, in connection with certain PPV contract renewals.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


    During the 1994 Six Months, the Company used net funds generated from operations and short-term invested cash deposits primarily for capital expenditures of $34.0 million, which includes $14.8 million of expenditures for the rollout of the CDV Satellite Network and $7.2 million for the upgrades of existing systems to on-demand and refit of room units to the boxless SpectraMate in connection with PPV contract renewals.

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

    The Company began installation of the CDV Satellite Network in the fourth quarter of 1993 and, with the exception of Canada, expects this network to be completed by 1994 year-end. At June 30, 1994 the Company had 1,169 hotels with a total of 355,117 hotel rooms equipped with the CDV technology. The Company requires a total of approximately $34 million of capital expenditures to complete the installation of antennae, UNIX personal computers and integrated receiver decoders required in connection with STARPATH to be installed in substantially all of its North American hotels. Of the $34 million in capital expenditures required to complete the CDV Satellite Network, approximately $17.5 million has been incurred through June 30, 1994.

    The Company intends to fund capital expenditures in part from operating cash flow, cash on hand, available borrowings under the Revolving Credit Facility and capital lease financing. The Company also has the ability to pay interest on the Reset Notes by issuing additional Reset Notes for each of the interest periods ending December 1, 1994 and June 1, 1995. Additionally, the Company is exploring additional borrowing opportunities for its foreign subsidiaries, expanding its capital lease financing capacity, exploring potential joint venture opportunities with strategic partners and the sale of non-strategic assets, and possibly raising equity through the sale of additional stock. To date, the Company does not have readily available external sources of cash to satisfy all of its capital expenditure commitments. If the Company is unable to satisfy its cash requirements from internal and external sources, the Company will be required to reduce, eliminate or delay certain of its capital expenditures, including further deployment of the STARPATH technology. Decreased capital expenditures will delay realization of the benefits of the technology. In addition, the Company's future ability to continue to satisfy its financial covenants under its Revolving Credit Facility, as well as to meet future cash needs, is highly dependant upon realizing certain benefits including significantly increased cash flows from the technology.

    The Company is currently involved in negotiations to modify its Revolving Credit Facility including, among others, a reduction in its annual operating cash flow requirement for 1994. The Company is currently in compliance with the existing covenants under the Revolving Credit Facility; however, due to the delays in fully implementing the CDV Satellite Network as planned, operating cash flow for 1994 will not be at the level required in the current covenant.

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

    The Company expects 1994 to be a transition year in implementation of the STARPATH technology and therefore does not anticipate realizing the full benefits of the technology until 1995, including increased PPV margins and cost savings under the EDS agreement. Pay-per-view margins are expected to be enhanced by the Company's ability to (i) actively manage its pay-per-view programming by quickly replacing poorly-performing movies; (ii) convert to a twenty-movie program equipped hotel rooms which currently have only a six, seven or eight movie program; (iii) provide Digital Guest Choice; (iv) offer packaged and variable movie pricing to guests and (v) substantially reduce videotape and movie card schedule production, duplication and distribution costs. The Company's ability to increase revenues and operating cash flow after completion of the rollout of the STARPATH technology is highly sensitive to a number of factors. The Company's PPV revenues have been highly sensitive to changes in viewing levels in its PPV systems. Viewing levels depend upon factors largely beyond the Company's control such as the availability of popular movies and competing programming. In turn, the success of marketing initiatives and other efforts by the Company to increase viewing levels and average price per view, are dependent upon prevailing economic conditions and other factors, many of which are beyond the control of the Company. The CDV Satellite Network and the Company's new SPEXIS UNIX interactive system together will be able to provide other revenue opportunities through new interactive and communication services, including voice mail, fax mail, video teleconferencing and interactive distance learning as well as the introduction of national advertising on its free-to-guest system.

                                    PART II

Item 1. Legal Proceedings

        The Company and its subsidiaries are parties to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceeding against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company. (See Item 3 in the Company's 1993 Annual Report on Form 10-K.)

        On October 2, 1992, Spectradyne, Inc. filed a lawsuit in federal district court asserting patent infringement by On Command Video Corporation ("OCV") and Comsat Video Enterprises, Inc. ("CVE"). Subsequently, OCV filed a counterclaim against the Company charging violations of certain patent rights held by OCV. The counterclaim requests an unspecified amount of damages and injunctive relief. OCV, however, was forced to dismiss with prejudice its allegation of infringement in regard to one of its two patents. Spectradyne amended its original lawsuit to, in part, assert copyright infringement by OCV and CVE regarding two hotel property management system ("PMS") software protocols developed by Spectradyne and various PMS vendors.

        On July 27, 1994, the court granted CVE's motion for partial summary judgement ruling that neither CVE's or OCV's remote diagnostics and data retrieval devices "literally" infringe Spectradyne's related patent. However, the court's ruling did not preclude the prospect that the CVE and OCV devices infringe Spectradyne's patent under the "doctrine of equivalents". In addition, the court granted CVE's motion for partial summary judgement ruling that Spectradyne was not the original author of one of its PMS software protocols. To date, the second PMS software protocol has not been challenged in court.

        With respect to OCV's patent counterclaim against Spectradyne, on June 10, 1994, the court refused without prejudice to allow OCV to amend and expand its counterclaim to assert its new, reissued patent claims against Spectradyne and to include the Digital Guest Choice device in the case. On August 3, 1994, OCV filed a motion to voluntarily dismiss its patent counterclaims against Spectradyne. At that time, OCV filed a new lawsuit in federal district court in San Francisco asserting that Spectradyne's video on-demand devices, including Digital Guest Choice, infringe OCV's new, reissued patent. However, prior to OCV's filing of the new lawsuit, Spectradyne filed an action on July 22, 1994 for declaratory judgement in federal district court in Dallas seeking a ruling that its video on-demand devices do not infringe the new claims in OCV's new, reissued patent.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders was held on May 25, 1994 in Richardson, Texas. The four matters voted upon were (i) the election of 14 directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified, (ii) the appointment of KPMG Peat Marwick as independent accountants for the fiscal year ending December 31, 1994, (iii) the amendment of the Certificate of Incorporation to change the name of the Company, and
        (iv) the approval of the 1994 Management Incentive Equity plan. All nominated directors were elected and all other matters approved. Holders of Class A Common Stock are entitled to ten votes per share and holders of Class B Common Stock are entitled to one vote per share.

        The balloting results are as follows:

                                                               Votes in     Votes      Broker
                                                                 Favor     Withheld   Nonvotes
                                                               ---------   --------   --------
        (i)  Election of Directors

             Class A Directors
             -----------------
             Albert D. Jerome                                 45,935,260      -           -
             Michael C. Colleran                              45,935,260      -           -
             John Davis                                       45,935,260      -           -
             Marvin Davis                                     45,935,260      -           -
             Leonard Goldberg                                 45,935,260      -           -
             Gerald S. Gray                                   45,935,260      -           -
             Sidney Poitier                                   45,935,260      -           -
             Michael J. Seibert                               45,935,260      -           -
             Kenneth Ziffren                                  45,935,260      -           -

             Class B Directors
             -----------------
             John F. Berardi                                  14,478,935   100,032        -
             Robert D. Beyer                                  14,470,985   107,982        -
             Howard T. Buchanan                               14,471,585   107,382        -
             Stephen D. Silbert                               14,479,135    99,832        -
             Skip Victor                                      14,479,435    99,532        -


                                                               Votes in     Votes                  Broker
                                                                 Favor     Against     Abstain    Nonvotes
                                                               ---------   -------     -------    --------
        (ii)   Appointment of KPMG Peat Marwick
               as Independent Accountants                       60,471,462    29,369     13,396        -


        (iii)  Amendment to the Company's Certificate
               of Incorporation to change the name of
               SPI Holding, Inc. to SpectraVision, Inc.         60,493,407    8,678      12,142        -


        (iv)   Approval of the Company's 1994
               Management Incentive Equity Plan                 51,580,855  1,544,906    22,871    7,365,595

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             3.1.6 Certificate of Amendment of the Certificate of Incorporation of SpectraVision, Inc. filed May 25, 1994.

        (b)  Reports on Form 8-K
             None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 SPECTRAVISION, INC.





August 15, 1994                  /s/ DANNY G. HAIR
    (Date)                       DANNY G. HAIR
                                 VICE PRESIDENT
                                 (Chief Financial Officer and officer duly
                                 authorized to sign on behalf of the Registrant)