Form 10-Q
period 1994-09-30
SPECTRAVISION INC
filed 1994-11-07
CIK 819898

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1994
                                       or
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 1-9724


                              SPECTRAVISION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                      75-2182004
- -------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     identification no.)

1501 NORTH PLANO ROAD, RICHARDSON, TEXAS                  75081
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                 (214) 234-2721
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                               -------      -------

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes    X    No
                                                   -------    -------

       Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            Outstanding at
              Title of each Class                          November 3, 1994
     --------------------------------------                ----------------
     Class A Common Stock, $0.001 Par Value                   4,593,526
     Class B Common Stock, $0.001 Par Value                  19,390,379

                        PART I.   FINANCIAL INFORMATION

                         ITEM I.   FINANCIAL STATEMENTS

                                     INDEX



                                                                                     PAGE
                                                                                     ----
PART I  FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Statements of Financial Position
          as of September 30, 1994 and December 31, 1993  . . . . . . . . . . . . .   2

          Condensed Consolidated Statements of Operations
          for the three months ended September 30, 1994 and 1993  . . . . . . . . .   4

          Condensed Consolidated Statements of Operations
          for the nine months ended September 30, 1994 and 1993 . . . . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1994 and 1993 . . . . . . . . . .   6

          Notes to the Condensed Consolidated Financial Statements  . . . . . . . .   7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . . .   8




PART II OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .   17

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                             SPECTRAVISION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                  (Dollars in thousands, except share data)


                                                             September 30,    December 31,
                                                                  1994            1993
                                                             ------------     ------------
                                                              (Unaudited)
ASSETS

    Cash and Cash Equivalents                                $      2,434     $     14,285
    Accounts Receivable                                            20,987           18,060
    Debt Issuance Costs (net)                                       7,106            8,058
    Prepaids and Other Assets                                      13,429            9,569

    Video Systems

        Installations In-Process                                   54,642           28,157
        Completed Systems                                         232,106          211,781
                                                             ------------     ------------
                                                                  286,748          239,938
        Less accumulated depreciation and amortization           (159,087)        (141,253)
                                                             ------------     ------------
    Total Video Systems                                           127,661           98,685


    Building and Equipment
        Building                                                    4,268            4,241
        Furniture, fixtures and other equipment                     5,785            5,260
                                                             ------------     ------------
                                                                   10,053            9,501
        Less accumulated depreciation                              (5,344)          (4,747)
                                                             ------------     ------------
    Total Building and Equipment                                    4,709            4,754

    Land                                                            2,559            2,559
    Hotel Contracts (net)                                         244,134          253,508
                                                             ------------     ------------
TOTAL ASSETS                                                 $    423,019     $    409,478
                                                             ============     ============




  See Accompanying Notes to the Condensed Consolidated Financial Statements

                             SPECTRAVISION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                  (Dollars in thousands, except share data)


                                                             September 30,    December 31,
                                                                 1994             1993
                                                             ------------     ------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

    Liabilities
        Accounts Payable                                     $     18,297     $     12,348
        Accrued Liabilities
            Interest                                               11,947            2,598
            Other                                                  28,207           20,700
        Income Taxes                                                1,003              660
        Deferred Income Taxes                                      30,925           35,229

        Debt
            Revolving Credit Facility                              12,500                -
            Canadian Bank Credit Facility                           7,350            7,350
            11.5% Senior Disount Notes                            167,478          154,055
            11.65% Senior Subordinated Reset Notes                277,264          260,795
            Capitalized Lease Obligations                          18,200           14,028
            Other Debt                                                177              329
                                                             ------------     ------------
        Total Debt                                                482,969          436,557
                                                             ------------     ------------
    Total Liabilities                                             573,348          508,092

    Contingent Value Rights                                        20,000           20,000

    Stockholders' Deficit
        Class A Common Stock - $0.001 par value, authorized
            6,000,000 shares, issued and outstanding 4,593,526
            and 4,745,526 shares at September 30, 1994 and
            December 31, 1993, respectively.                            5                5
        Class B Common Stock - $0.001 par value, authorized
            144,000,000 shares, issued and outstanding 19,390,379
            and 19,238,379 shares at September 30, 1994 and
            December 31, 1993, respectively.                           19               19
        Paid in Capital                                           385,808          385,808
        Class B Common Stock Warrants                               6,377            6,377
        Retained Deficit                                         (563,388)        (511,445)
        Foreign Currency Translation Adjustment                       850              622
                                                             ------------     ------------
    Total Stockholders' Deficit                                  (170,329)        (118,614)
                                                             ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    423,019     $    409,478
                                                             ============     ============




  See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)



                                                            Three Months Ended
                                                               September 30,
                                                    ---------------------------------
                                                         1994                1993
                                                    -------------       -------------
REVENUES:
    Pay-Per-View                                    $      29,147       $      34,214
    Free-To-Guest                                           3,679               3,956
    Other                                                   1,776               2,087
                                                    -------------       -------------
TOTAL REVENUES                                             34,602              40,257

DIRECT COSTS:
    Pay-Per-View                                           10,014              10,770
    Free-To-Guest                                           3,008               3,243
    Other                                                     768                 674
                                                    -------------       -------------
TOTAL DIRECT COSTS                                         13,790              14,687

DEPRECIATION AND AMORTIZATION                              11,453              10,504
TECHNOLOGY AND FIELD SERVICE CHARGE                             -               2,135
CONTRACTED SERVICE COSTS                                    5,422                   -
OPERATING EXPENSES                                          1,956               6,247
SELLING AND MARKETING EXPENSES                              2,611               1,212
GENERAL AND ADMINISTRATIVE EXPENSES                         6,122               4,907
RESEARCH AND DEVELOPMENT (NET)                              1,047                 382
EXCHANGE LOSS                                                  74                 632
                                                    -------------       -------------
TOTAL COSTS AND EXPENSES                                   42,475              40,706
                                                    -------------       -------------
OPERATING LOSS                                             (7,873)               (449)

INTEREST EXPENSE, NET                                      14,697              11,438
                                                    -------------       -------------
LOSS BEFORE INCOME TAXES                                  (22,570)            (11,887)

INCOME TAXES
    State and Foreign Provision                                61                 461
    Deferred Benefit                                            -                (671)
                                                    -------------       -------------
TOTAL INCOME TAX (BENEFIT)                                     61                (210)
                                                    -------------       -------------
NET LOSS                                            $     (22,631)      $     (11,677)
                                                    =============       =============

NET LOSS PER COMMON SHARE                           $       (0.95)      $       (0.72)
                                                    =============       =============

AVERAGE COMMON SHARES OUTSTANDING                      23,983,905          16,333,905




      See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)



                                                               Nine Months Ended
                                                                 September 30,
                                                     ----------------------------------
                                                          1994                 1993
                                                     --------------       -------------
REVENUES:
    Pay-Per-View                                     $       91,828       $     102,396
    Free-To-Guest                                            11,254              13,963
    Other                                                     6,320               7,966
                                                     --------------       -------------
TOTAL REVENUES                                              109,402             124,325

DIRECT COSTS:
    Pay-Per-View                                             31,340              31,287
    Free-To-Guest                                             8,827               9,703
    Other                                                     1,890               2,665
                                                     --------------       -------------
TOTAL DIRECT COSTS                                           42,057              43,655

DEPRECIATION AND AMORTIZATION                                33,982              32,957
TECHNOLOGY AND FIELD SERVICE CHARGE                               -               7,000
CONTRACTED SERVICE COSTS                                     13,521                   -
OPERATING EXPENSES                                           10,407              18,397
SELLING AND MARKETING EXPENSES                                6,154               3,656
GENERAL AND ADMINISTRATIVE EXPENSES                          13,909              12,133
RESEARCH AND DEVELOPMENT (NET)                                2,590                 992
EXCHANGE LOSS                                                   210                 944
                                                     --------------       -------------
TOTAL COSTS AND EXPENSES                                    122,830             119,734
                                                     --------------       -------------
OPERATING INCOME (LOSS)                                     (13,428)              4,591

INTEREST EXPENSE, NET                                        42,057              35,495
                                                     --------------       -------------
LOSS BEFORE INCOME TAXES                                    (55,485)            (30,904)

INCOME TAXES
    State and Foreign Provision                                 762               1,570
    Deferred Benefit                                         (4,304)             (2,971)
                                                     --------------       -------------
TOTAL INCOME TAX BENEFIT                                     (3,542)             (1,401)
                                                     --------------       -------------
NET LOSS                                             $      (51,943)      $     (29,503)
                                                     ==============       =============

NET LOSS PER COMMON SHARE                            $        (2.17)      $       (1.81)
                                                     ==============       =============

AVERAGE COMMON SHARES OUTSTANDING                        23,983,905          16,333,905




       See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                   -----------------------------
                                                                       1994              1993
                                                                   ------------      -----------
OPERATING ACTIVITIES:
    Net loss                                                       $    (51,943)     $   (29,503)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                    33,982           32,957
        Other non-cash items:
            Conversion of non-cash interest to secondary notes           16,469                -
            Technology and field service charge                               -            7,000
            Deferred income tax benefit                                  (4,304)          (2,971)
            Amortization of debt issuance costs                             952              684
            Accretion of discount on senior notes                        13,423                -
            Exchange loss                                                   210              944
            Other items (net)                                              (743)              41
    Increase in:
        Accounts payable                                                  5,949            8,922
        Accrued interest                                                  9,349            6,809
        Other accrued liabilities                                         7,013            3,396
        Income taxes payable                                                343              974
    Decrease (increase) in:
        Accounts receivable                                              (2,932)              77
        Prepaids and other assets                                        (3,182)           1,801
                                                                   ------------      -----------
Net cash provided by operating activities                                24,586           31,131

INVESTING ACTIVITIES:
    Increase in raw materials                                                 -             (191)
    Cost of in-process systems and capital expenditures                 (45,989)         (24,757)
                                                                   ------------      -----------
Net cash used in investing activities                                   (45,989)         (24,948)

FINANCING ACTIVITIES:
    Borrowing under revolving credit facility                            12,500                -
    Repayment of bank credit facility                                         -          (17,500)
    Borrowing under supplemental bank credit facility                         -           23,000
    Repayment of supplemental bank credit facility                            -          (11,000)
    Repayment of other debt and capitalized leases                       (2,938)            (976)
    Payment of debt restructuring costs                                       -           (9,050)
                                                                   ------------      -----------
Net cash provided by (used in) financing activities                       9,562          (15,526)

Effect of exchange rate changes on cash                                     (10)             (23)
                                                                   ------------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (11,851)          (9,366)

Cash and cash equivalents at beginning of period                         14,285            9,593
                                                                   ------------      -----------
Cash and cash equivalents at end of period                         $      2,434      $       227
                                                                   ============      ===========





  See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994


1.  GENERAL

    These consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities Exchange Commission ("SEC") in the 1993 Annual Report on Form 10-K of SpectraVision, Inc. ("SpectraVision," or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

2.  ORGANIZATION AND BASIS OF PRESENTATION

    The Company is the leading provider of in-room entertainment services to the lodging industry in North America. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

    Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision, SPI Newco, Inc., its direct subsidiary, Spectradyne, Inc., the direct subsidiary of SPI Newco, Inc., and the foreign subsidiaries.

3.  DEBT

    Revolving Credit Facility: The Company has a revolving credit facility with borrowing availability of $20 million with two financial institutions (the "Revolving Credit Facility"). The Revolving Credit Facility includes a letter of credit sub-facility of up to $10 million including a letter of credit in the amount of $7.5 million (the "Standby Letter of Credit") supporting the Company's Canadian bank credit facility. The Revolving Credit Facility matures October 5, 1997. All outstanding loans bear interest at the Company's option at either the higher of (i) prime rate plus 1.25%, CD rate plus 2.25% and federal funds rate plus 1.75% or (ii) Eurodollar rate plus 2.5%. Interest on loans bearing interest at the rate set forth in clause (i) above will be payable quarterly in arrears and interest on Eurodollar loans will be payable at the earlier of either three months or the end of the applicable interest period. At November 3, 1994 the Company had no borrowing availability under the Revolving Credit Facility.

     The Revolving Credit Facility contains various customary covenants including the maintenance of certain financial ratios, limitation on capital expenditures and capital leases, limitations on dividends or distributions on equity and other junior securities of the Company and prohibits the Company from making any cash payments with respect to the CVRs. The Company is currently not in technical compliance with certain financial covenants and does not expect to be in compliance with the required financial ratios as well as its annual operating cash flow requirement at December 31, 1994. The Company is actively negotiating with the lenders to amend the Revolving Credit Facility to provide for a modification of these covenants, and expects to obtain an amendment in the fourth quarter of 1994. However, there can be no assurance that the lenders will modify these covenants. In the event that the Company is not successful in obtaining the necessary amendments to the Revolving Credit Facility and the lenders accelerate the maturity of the loans outstanding, the Company would not have the financial or capital resources to repay the amounts outstanding under the Revolving Credit Facility and other indebtedness and may be forced under such circumstances to seek protection under applicable bankruptcy laws.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW TECHNOLOGY

    In accordance with the terms of the Company's ten-year exclusive contract with Electronic Data Systems Corporation ("EDS"), EDS (a) is installing and maintaining a satellite delivery PPV system throughout most of the Company's North American hotel sites utilizing San Jose, California-based Compression Labs, Inc.'s ("CLI") Compressed Digital Video (CDV(TM)) technology and (b) provides and operates a primarily satellite-based distribution network, the "CDV Satellite Network," to supply pay-per-view in-room video entertainment services to most of the Company's North American hotel sites. The new technology, "STARPATH(TM)," will replace the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location. As of September 30, 1994, the CDV Satellite Network has been installed in 1,242 hotels with a total of 369,008 rooms. EDS and the Company are also installing a new satellite delivered on-demand movie service, "Digital Guest Choice(TM)" to certain hotel sites in 1994. During the third quarter of 1994, the Company had completed ten site installations of its Digital Guest Choice system, the industry's first digital video-on-demand product. Included in the STARPATH technology is the Company's development of a sophisticated UNIX based integrated computer system ("SPEXIS(TM)") which is being installed in conjunction with the Company's PPV systems and enables the Company to provide additional enhanced interactive services. As of September 30, 1994, the Company had 919 sites equipped with SPEXIS. Additionally, under this agreement, the Company has contracted with EDS to perform field service and management information services.

    Under the terms of the agreement with EDS the Company pays EDS (i) a fixed fee for network services which includes satellite uplink, customer assistance service and management information services; (ii) a fixed fee (which fee only increases as the Company's room base grows) for field services and maintenance of the Company's hotel systems; (iii) a fixed monthly fee for transponder access, time and related services for transmission of movies. The Company also has committed to purchase certain system components, such as PC's, integrated receiver/decoders and antenna from EDS or its affiliates in connection with deployment of the CDV Satellite Network in North America.

    As of September 30, 1994 the Company's PPV service was provided to 2,352 hotels with a total of 647,599 rooms. The CDV Satellite Network is installed in 1,242 hotels with 369,008 rooms. Guest Choice, the Company's tape based on-demand product, is installed in 435 hotels with 205,690 rooms, some of which also have the CDV technology. Additionally, the Company had 10 hotels with a total of 4,498 rooms installed and operating with Digital Guest Choice, all of which also have the CDV Satellite Network and SPEXIS installed.


SENIOR MANAGEMENT CHANGES

    In September 1994, Gary G. Weik replaced Albert D. Jerome as Chief Executive Officer and Danny G. Hair resigned from the Company and was replaced by Richard M. Gozia as Executive Vice President and Chief Financial Officer. Mr. Jerome continues to be a director of the Company. Prior to joining the Company, Mr. Weik was president and chief operating officer of KBLCOM, one of the nation's largest cable TV multiple system operators. During 1988 and 1989, Mr. Weik owned and operated WGA Communications, an independent cable company. Prior to 1988, he was president and chief executive officer of Harte-Hanks Cable Company, a subsidiary of Harte-Hanks Communications, Inc. Mr. Gozia was previously president and chief executive officer of Wyatt Cafeterias, Inc. from 1991 to 1994. From 1986 to 1991 Mr. Gozia was president and chief executive officer of Gozia-Driver Media, Inc., a media investment company. From 1982 to 1986 he was vice president and chief financial officer of Harte-Hanks Communications, Inc.

RESULTS OF OPERATIONS

    The following discussion and analysis addresses the results of operations for the three month periods ended September 30, 1994 (the "1994 Third Quarter") and September 30, 1993 (the "1993 Third Quarter") and the nine month periods ended September 30, 1994 (the "1994 Nine Months") and September 30, 1993 (the "1993 Nine Months").

    The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne, Inc. and the Company's foreign operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                      ------------------       ------------------
                                                        1994       1993          1994      1993
                                                      -------    -------       -------   --------
Hotels Served at September 30                           2,352     2,557          2,352      2,557
Rooms Served at September 30                          647,599   702,181        647,599    702,181
Average Price per View                                  $7.69     $7.72          $7.70      $7.75
Revenue per Equipped Room per Day ("RER")               $0.49     $0.53          $0.51      $0.54


    THIRD QUARTER ENDED SEPTEMBER 30, 1994 COMPARED
      TO THIRD QUARTER ENDED SEPTEMBER 30, 1993

    Total revenues decreased to $34.6 million in the 1994 Third Quarter from $40.3 million in the 1993 Third Quarter, a decrease of $5.7 million or 14.0%. Of the total revenues reported in the 1994 Third Quarter, 84.2% were revenues from pay-per-view, 10.6% were from free-to-guest and 5.2% were from other sources.

    Pay-per-view revenues decreased to $29.1 million in the 1994 Third Quarter from $34.2 million in the 1993 Third Quarter, a decrease of $5.1 million or 14.8%. This decrease in pay-per-view revenues reflects the decline in the number of rooms served as well as a decline in RER. The decline in the number of revenue producing rooms during the 1994 Third Quarter as compared to the 1993 Third Quarter of 54,582 or 7.8%, includes the loss of rooms due to non-renewal of certain hotel PPV contracts including hotels owned and operated by Marriott Hotels and its affiliates. The non-renewal of hotel contracts during 1994 is primarily the result of increased competition in the Company's pay-per-view business, which competition the Company expects to continue. The reduction in the number of pay-per-view rooms served resulted in a decrease in pay-per-view revenues of approximately $2.6 million.

    RER declined from $0.53 in the 1993 Third Quarter to $0.49 in the 1994 Third Quarter resulting in an approximate $2.5 million decline in pay-per-view revenues for the 1994 Third Quarter. The lower RER is attributable to the two primary factors discussed below:

    -- Refit of base rooms with new technology equipment and technical services: The rapid change-out of existing analog tape based PPV equipment to the new STARPATH technology and field services transition to EDS, beginning in April 1994, has caused some PPV systems to be off-line during the equipment change to compressed digital video. The transition of the Company's field service to EDS and EDS's major sub-contractor, Granada, continues to involve some transition and training difficulties for field service personnel from all three companies in maintaining the normal level of repairs and maintenance of existing PPV rooms concurrently with the rapid installations of the CDV sites. The Company, working with EDS, is actively monitoring and evaluating response times to hotels with PPV maintenance requests to reduce down time of PPV systems.

    -- Poorly performing movie product: The decline in RER is also attributed to the lower viewing levels of the major movie lineup on the PPV system in the 1994 Third Quarter as compared to the major movies showing in the 1993 Third Quarter. Theater box office results generally were lower for the selection of major movies exhibited during the 1994 Third Quarter than for the movies exhibited during the 1993 Third Quarter. Currently, the Company is only changing movies once per month because of the cost to duplicate and distribute videotapes and printed movie schedule cards in its tape-based hotels. In the CDV installed sites, that are also equipped with the SPEXIS computer, the Company will be able to quickly replace movies with better performing movie product by transmitting a new schedule to the on-screen movie card on the SPEXIS computer and changing-out the movie master at the EDS uplink facility in Plano, Texas. Completion of deployment of the CDV Satellite Network and the SPEXIS computer system is expected during 1995.

    Free-to-Guest revenues decreased to $3.7 million in the 1994 Third Quarter from $4.0 million in the 1993 Third Quarter, a decrease of $277,000 or 7.0%. This decrease primarily reflects the decline in the number of revenue producing rooms.

    Other revenues decreased to $1.8 million in the 1994 Third Quarter from $2.1 million in the 1993 Third Quarter, a decrease of $311,000 or 14.9%. Other revenues include interactive services in addition to revenues from other sources. This decrease primarily reflects the decrease in the number of hotels with interactive services.

    Pay-per-view direct costs decreased to $10.0 million in the 1994 Third Quarter from $10.8 million in the 1993 Third Quarter, a decrease of $756,000 or 7.0%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 34.4% in the 1994 Third Quarter from 31.5% in the 1993 Third Quarter. This increase as a percentage of pay-per-view revenue primarily reflects the duality of costs of both the old analog technology with videotapes and movie schedule cards and the new digital technology costs of the transponder lease required for the implementation of the STARPATH technology. Reductions in costs of videotapes and movie schedule cards are expected to be realized upon full rollout of the CDV Satellite Network and the SPEXIS computer.

    Free-to-guest direct costs decreased to $3.0 million in the 1994 Third Quarter from $3.2 million in the 1993 Third Quarter, a decrease of $235,000 or 7.2%. The decrease is due to the decline in the number of free-to-guest hotels served. As a percentage of free-to-guest revenues, free-to-guest direct costs were 81.8% in the 1994 Third Quarter compared to 82.0% in the 1993 Third Quarter.

    Other direct costs representing costs of revenues from sources other than pay-per-view, increased to $768,000 in the 1994 Third Quarter from $674,000 in the 1993 Third Quarter, an increase of $94,000 or 13.9%. As a percentage of other revenues, other direct costs increased to 43.2% in the 1994 Third Quarter from 32.3% in the 1993 Third Quarter. The 1994 Third Quarter other revenues include lower interactive revenues than the 1993 Third Quarter.

    Technology and Field Service Charge of $2.1 million was recorded in the 1993 Third Quarter to increase the estimation of costs to a total of $7.0 million. This charge reflected costs due to changes in technology and field service management in connection with the service contract with EDS. The $7.0 million charge included $4.9 million attributable to the write-off of obsolete equipment, solely due to the change in technology (primarily videotape players and computers), and $2.1 million for cash charges for personnel related costs associated with the transition of the Company's field service operations to EDS. As of September 30, 1994, $2.1 million had been paid.

    Contracted Service Costs and Operating Expenses were $5.4 million and $2.0 million in the 1994 Third Quarter, respectively. Contracted service costs primarily include the contracted fixed fees (which change on a per site basis concurrently with expansion or contraction of the number of pay-per-view rooms) paid to EDS for service and maintenance of the Company's North American hotel sites. Operating expenses in the 1994 Third Quarter consist of repair costs of certain PPV components and the field service costs currently incurred by the Company in its international operations. Operating expenses combined with Contracted Service Costs increased to $7.4 million in the 1994 Third Quarter as compared to $6.2 million in the 1993 Third Quarter, an increase of $1.2 million or 18.1%. Operating expenses in the 1993 Third Quarter consist primarily of maintenance of hotel systems. At April 30, 1994, the majority of the Company's field service labor force ceased to be employees of the Company as the internal field service labor force transitioned to EDS for maintenance of the Company's
hotel sites.   The increase in the combined Contracted Service Costs and
Operating Expenses as compared to the 1993 Third Quarter is largely due to higher freight and repairs of PPV components and partially due to increased operating expenses as a result of growth in the Company's foreign markets.

    Selling and marketing expenses increased to $2.6 million in the 1994 Third Quarter from $1.2 million in the 1993 Third Quarter, an increase of $1.4 million. This increase is primarily due to the addition of the customer services group which is responsible for the administration of the maintenance services provided to hotels by EDS. The increase also includes increased costs associated with new business development and the introduction of new products.

    General and administrative expenses increased to $6.1 million in the 1994 Third Quarter from $4.9 million in the 1993 Third Quarter, an increase of $1.2 million or 24.8%. This increase primarily reflects the recording of certain costs under the employment agreement between the Company and Mr. Jerome recorded in the 1994 Third Quarter and higher legal expenses which were partially offset by lower bad debt expense and lower premiums for directors' and officers' liability insurance.

    Research and development costs increased to $1.1 million in the 1994 Third Quarter from $382,000 in the 1993 Third Quarter, an increase of $665,000. Certain development costs of approximately $296,000 were capitalized in the 1993 Third Quarter, and there were no capitalized projects in the 1994 Third Quarter. Additionally, research and development spending increased in the 1994 Third Quarter compared to the 1993 Third Quarter as the Company continues to devote additional resources to the development of new products in a continuing effort to maintain and enhance its competitive position.

    Interest expense (net) increased to $14.7 million in the 1994 Third Quarter from $11.4 million in the 1993 Third Quarter, an increase of $3.3 million or 28.5%. This increase is due to non-cash accretion of discount on the Senior Notes. Cash interest expense decreased from $11.2 million in the 1993 Third Quarter to $9.7 million in the 1994 Third Quarter as a result of the public debt and equity offerings in the fourth quarter of 1993. Average total debt outstanding during the 1994 Third Quarter was $479.7 million with an effective interest rate of 12.2% as compared to $457.5 million average debt outstanding with an effective interest rate of 9.9% during the 1993 Third Quarter.

    State and foreign income tax expense decreased to $61,000 in the 1994 Third Quarter from $461,000 in the 1993 Third Quarter, a decrease of $400,000 or 86.8%, primarily due to lower taxable income in the 1994 Third Quarter.

    Deferred income tax benefits were $671,000 in the 1993 Third Quarter. No benefit was recorded for the 1994 Third Quarter because of a change in estimate as required under Statement of Finacial Accounting Standards No. 109 - "Accounting for Income Taxes." These benefits are primarily due to the reversal of future temporary differences relating to intangible assets and net operating loss carryforwards.

    Net loss increased to $22.6 million in the 1994 Third Quarter from $11.7 million in the 1993 Third Quarter, an increase of $10.9 million. The increased net loss for the 1994 Third Quarter as compared to the 1993 Third Quarter is primarily due to $5.7 million lower revenues, an increase of $1.8 million in total operating expenses and a $3.3 million increase in interest expense.

    NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
      TO NINE MONTHS ENDED SEPTEMBER 30, 1993

    Total revenues decreased to $109.4 million in the 1994 Nine Months from $124.3 million in the 1993 Nine Months, a decrease of $14.9 million or 12.0%. Of the total revenues reported in the 1994 Nine Months, 83.9% were revenues from pay-per-view, 10.3% were from free-to-guest and 5.8% were from other sources.

    Pay-per-view revenues decreased to $91.8 million in the 1994 Nine Months from $102.4 million in the 1993 Nine Months, a decrease of $10.6 million or 10.3%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served which resulted in a decrease in revenues of approximately $5.4 million. Additionally, RER declined from $0.54 in the 1993 Nine Months to $0.51 in the 1994 Nine Months. The Company believes the lower RER is in part due to the transition and rapid change-out of the current PPV equipment to the new STARPATH technology which has caused some systems to be off-line during the installation of new equipment and other factors as described in the three-month comparison. The decline in RER contributed approximately $5.2 million to the decrease in the pay-per-view revenues for the 1994 Nine Months.

    Free-to-guest revenues decreased to $11.3 million in the 1994 Nine Months from $14.0 million in the 1993 Nine Months, a decrease of $2.7 million or 19.4%. This decrease reflects negotiated price reductions granted in the third quarter of 1993 in connection with certain PPV contract renewals and the decline in the number of revenue producing rooms for the comparable periods.

    Other revenues decreased to $6.3 million in the 1994 Nine Months from $8.0 million in the 1993 Nine Months, a decrease of $1.7 million or 20.7%. Other revenues include interactive services in addition to revenues from other sources. This decrease is primarily due to the decline in revenues from interactive services. In addition, the 1993 Nine Months included insurance claim proceeds from losses due to the hurricanes in Florida and Hawaii in 1992.

    Pay-per-view direct costs were $31.3 million in both the 1994 Nine Months and the 1993 Nine Months. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 34.1% in the 1994 Nine Months from 30.6% in the 1993 Nine Months. This increase primarily reflects the duality of costs of both the old analog technology with videotapes and movie schedule cards and the new digital technology costs of the transponder lease required for the implementation of the STARPATH technology. Reductions in the costs of videotapes and movie schedule cards are expected to be realized upon full roll-out of the CDV Satellite Network and the SPEXIS computer system.

    Free-to-guest direct costs decreased to $8.8 million in the 1994 Nine Months from $9.7 million in the 1993 Nine Months, a decrease of $876,000 or 9.0%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 78.4% in the 1994 Nine Months from 69.5% in the 1993 Nine Months. This increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals, offset somewhat by negotiated price reductions from programming suppliers for certain hotels served.

    Other direct costs decreased to $1.9 million in the 1994 Nine Months from $2.7 million in the 1993 Nine Months, a decrease of $775,000 or 29.1%. As a percentage of other revenues, other direct costs decreased to 29.9% in the 1994 Nine Months from 33.5% in the 1993 Nine Months.

    Contracted Service Costs and Operating Expenses were $13.5 million and $10.4 million in the 1994 Nine Months, respectively. Contracted Service Costs in the 1994 Nine Months consist of the contracted fixed fees paid to EDS from January through September 1994. Operating expenses in the 1994 Nine Months consist of repair costs of certain PPV components and the field service costs currently incurred by the Company in its international operations in addition to costs from January 1994 through April 1994 of the Company's internal field service operations. Operating expenses combined with Contracted Service Costs increased to $23.9 million in the 1994 Nine Months as compared to $18.4 million in the 1993 Nine Months, an increase of $5.5 million or 30.1%. The increase in the combined Contracted Service Costs and Operating Expenses as compared to the 1993 Nine Months is largely due to the duality of costs of the internal field service organization and the fees paid to EDS. The increase is also due, to a lesser extent, to higher freight and repairs of PPV components.

    Selling and marketing expenses increased to $6.2 million in the 1994 Nine Months from $3.7 million in the 1993 Nine Months, an increase of $2.5 million or 68.3%. This increase primarily reflects the addition of the customer services group beginning in April 1994 as well as increased costs associated with new business development and the introduction of new products.

    General and administrative expenses increased to $13.9 million in the 1994 Nine Months from $12.1 million in the 1993 Nine Months, an increase of $1.8 million or 14.6%. This increase is primarily due to the recording of the remaining costs under the employment agreement between the Company and Mr. Jerome and higher legal expenses which were partially offset by lower bad debt expense and lower premiums for directors' and officers' liability insurance.

    Research and development costs increased to $2.6 million in the 1994 Nine Months from $992,000 in the 1993 Nine Months. In the 1993 Nine Months certain development costs of approximately $830,000 were capitalized and there were no capitalized projects in the 1994 Nine Months. Additionally, research and development spending increased in the 1994 Nine Months compared to the 1993 Nine Months as the Company continues to devote additional resources to the development of new products in a continuing effort to maintain and enhance its competitive position.

    Interest expense (net) increased to $42.0 million in the 1994 Nine Months from $35.5 million in the 1993 Nine Months, an increase of $6.5 million or 18.5%. This increase is primarily due to non-cash accretion of discount on the Senior Notes. Cash interest expense decreased from $34.7 million in the 1993 Third Quarter to $13.7 million in the 1994 Third Quarter. This decrease is primarily due to the Company exercising the PIK option on the Reset Notes for the interest period ended June 1, 1994 and the elimination of interest on the old Bank Credit Facility as a result of the public debt and equity offerings in the fourth quarter of 1993. Average total debt outstanding during the 1994 Nine Months was $459.7 million with an effective interest rate of 12.3% as compared to $453.3 million with an effective interest rate of 10.5% during the 1993 Nine Months.

    State and foreign income taxes decreased to $762,000 in the 1994 Nine Months from $1.6 million in the 1993 Nine Months, a decrease of $808,000 or 51.5% due to lower taxable income in the 1994 Nine Months.

    Deferred income tax benefits increased to $4.3 million in the 1994 Nine Months from $3.0 million in the 1993 Nine Months. These benefits are primarily due to the reversal of future temporary differences relating to intangible assets and net operating loss carryforwards.

    Net loss increased to $51.9 million in the 1994 Nine Months from $29.5 million in the 1993 Nine Months, an increase of $22.4 million. The increased net loss for the 1994 Nine Months as compared to the 1993 Nine Months is primarily due to a $14.9 million decline in total revenues, an increase of $3.1 million in total operating expenses, $6.6 million increased interest expense, slightly offset by a $1.3 million increased tax benefit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased from $14.3 million as of December 31, 1993 to $2.4 million as of September 30, 1994. During the 1994 Nine Months, the Company used net funds generated from operating cash flow (earnings before interest, taxes, depreciation and amortization) of $20.8 million, funds generated from working capital of $3.8 million, borrowings, net of repayments, of $9.5 million and short-term invested cash deposits to fund capital expenditures of $46.0 million, which includes $17.8 million of expenditures for the rollout of the CDV Satellite Network and $17.1 million for the upgrades of existing systems to on-demand and refit of room units to the boxless SpectraMate and in-room televisions in connection with PPV contract renewals. Total capital additions for the 1994 Nine Months were $53.0 million of which $46.0 million was funded with cash and $7.0 million was funded through capital leases, primarily for in-room televisions. As of September 30, 1994, the Company had 1,242 hotels with a total of 369,008 hotel rooms equipped with the CDV technology.

    Accounts payable increased from $12.3 million at December 31, 1993 to $18.3 million at September 30, 1994 as the Company continues to utilize working capital sources for its cash requirements. Other accrued liabilities increased from $20.7 million at December 31, 1993 to $28.2 million at September 30, 1994. The increase includes accrued costs for services rendered and equipment provided by EDS.

    The Company borrowed $12.5 million available under the Revolving Credit Facility during the 1994 Nine Months and $7.0 million under a capital lease line of credit. As of September 30, 1994 the Company has no borrowing availability under the Revolving Credit Facility or through current capital lease sources. The Company is currently not in technical compliance with certain financial covenants and does not expect to be in compliance with the required financial ratios as well as its annual operating cash flow requirement at December 31, 1994. The Company is actively negotiating with the lenders to amend the Revolving Credit Facility to provide for a modification of these covenants and expects to obtain an amendment in the fourth quarter of 1994. However, there can be no assurance that the lenders will modify these covenants. In the event that the Company is not successful in obtaining the necessary amendments to the Revolving Credit Facility and the lenders accelerate the maturity of the loans outstanding, the Company would not have the financial or capital resources to repay the amounts outstanding under the Revolving Credit Facility and other indebtedness and may be forced under such circumstances to seek protection under applicable bankruptcy laws.

    Operating cash flow for the 1994 Nine Months was $20.8 million as compared to $45.5 million in the 1993 Nine Months. The Company does not anticipate improvements in operating cash flow for the fourth quarter of 1994 as the Company continues to be impacted by the transition through the end of 1994.

    The Company's primary uses of cash are for funding of the Company's capital expenditure requirements in support of the rollout of the CDV Satellite Network and the installation of Digital Guest Choice in selected sites. As of September 30, 1994 the Company would require $2.4 million to fund the completion of the CDV Satellite Network throughout its targeted North American sites, delaying sites previously planned in Canada. Additionally, as of September 30, 1994 the Company has installed Digital Guest Choice in 10 sites and plans to install an additional 88 sites with Digital Guest Choice by December 31, 1994. The Digital Guest Choice installations planned for the remainder of 1994 will require approximately $9.0 million. An additional $2.8 million of cash is required for refit of room units to the boxless SpectraMate and purchase of guest room televisions in connection with PPV contract renewals.

    The Company's current requirements for cash debt service include (i) interest on the Revolving Credit Facility and the Canadian Bank Credit Facility and (ii) interest and principal on capital leases. The Company has the option of paying interest on the 11.65% Reset Notes in additional Reset Notes on December 1, 1994 and June 1, 1995 (the "PIK Option") and cash payments on the 11.5% Senior Discount Notes do not begin until April 1, 1997. The Company expects to exercise the PIK Option for the December 1, 1994 interest payment in the amount of $17.5 million.

    The Company intends to fund capital expenditures in part from operating cash flow and cash on hand. Currently, the Company does not have readily available external sources of cash to satisfy all of its capital expenditure commitments. The Company is actively pursuing options to fund capital expenditure requirements in excess of its operating cash flow for the remainder of 1994 and 1995. The Company has begun negotiations with lenders in Canada to replace the Canadian Bank Credit Facility. This refinancing would release the letter of credit securing the Canadian Bank Credit Facility and thereby increase the availability under the Revolving Credit Facility. Additionally, the Company is exploring potential joint venture opportunities with strategic partners in its markets in the Pacific Rim and the sale of non-strategic assets. The Company will continue to utilize working capital sources and seek additional capital lease financing. On November 1, 1994 the Company reduced its United States workforce by approximately 15% which is expected to reduce operating expenses beginning in 1995 by an estimated $2 million annually. If the Company is unable to satisfy its cash requirements from internal and external sources, the Company will be required to reduce, eliminate or delay certain of its capital expenditures, including further deployment of the STARPATH technology. Decreased capital expenditures will delay realization of the benefits of the technology and the Company will be unable to satisfy all the commitments under certain hotel contracts which could potentially result in a loss of PPV rooms and a corresponding decline in revenues. In addition, the Company's future ability to satisfy its financial covenants under its Revolving Credit Facility, as well as to meet future cash needs, is highly dependent upon realizing certain benefits including significantly increased cash flows from the technology.

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

         On July 27, 1994, the court granted CVE's motion for partial summary judgement ruling that neither CVE's or OCV's remote diagnostics and data retrieval devices "literally" infringe Spectradyne's related patent. On November 3, 1994, the court ruled that the CVE and OCV devices do not infringe Spectradyne's patent under the "doctrine of equivalents". Spectradyne has requested that the court certify its patent rulings for appeal. The court will address that issue at a hearing to be held on December 9, 1994. However, at the November 3, 1994 hearing the court denied CVE's motion for partial summary judgement ruling that there were factual issues for trial regarding the limited distribution of Spectradyne's PMS software protocol II.

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

         On October 20, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Texas, Dallas Division, styled Seth Stern v. SpectraVision Inc., Albert D. Jerome, Michael C. Colleran, John Davis, Marvin Davis, Gerald S. Gray, Kenneth Ziffren, John F. Berardi, Robert D. Beyer and Danny G. Hair. The complaint alleges violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act relating to alleged misrepresentations and omissions concurrent with and following the Company's public offering of Class B common shares and the Company's offering of 11 1/2% senior discount notes, both on September 28, 1993, including but not limited to alleged misrepresentations and omissions made in the Prospectuses. The complaint asserts that it is brought on behalf of a class consisting of purchasers of securities of the Company, including common stock and senior discount notes, between September 28, 1993 and August 15, 1994. The plaintiffs seek damages, prejudgment interest, and fees and costs of the plaintiffs. Although the outcome of this lawsuit cannot be predicted with certainty, the Company believes that the complaint is without merit, and the Company will take all appropriate action to respond to such litigation.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedules for the nine months ended September 30, 1994.

    (b)  Reports on Form 8-K

         None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SPECTRAVISION, INC.





  November 3, 1994                          /s/ RICHARD M. GOZIA
      (Date)                                RICHARD M. GOZIA
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                            (Chief Financial Officer and Officer
                                            duly authorized to sign on behalf
                                            of the Registrant)

                              INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                       DESCRIPTION                                PAGE
- -------                      -----------                            ------------
 27         - Financial Data Schedules for the nine months ended
              September 30, 1994.