Form 10-K405
period 1994-12-31
SPECTRAVISION INC
filed 1995-04-06
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K 405

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-9724

                              SPECTRAVISION, INC.
            (Exact Name of Registrant as specified in its charter)

            DELAWARE                                75-2182004
    (State of Incorporation)             (I.R.S.Employee Identification No.)

1501 NORTH PLANO ROAD, RICHARDSON, TEXAS            75083-0775
(Address of Principal Executive Offices)            (Zip code)

      Registrant's telephone number, including area code: (214) 234-2721

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------                               -----------------------------------------
     Class B Common Stock, $0.001 Par Value            American Stock Exchange
     Contingent Value Rights                           American Stock Exchange
     11.65% Senior Subordinated Reset Notes, due 2002  American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     The aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of March 24, 1995: $6,050,587. There is no established public trading market for the Registrant's Class A Common Stock. As of March 24, 1995, there were 19,390,379 shares of the Registrant's Class B Common Stock outstanding and 4,593,526 shares of Class A Common Stock outstanding.
             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___
                           ---

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                           Part of the Form 10-K into which
                       Title                                the document is incorporated
                       -----                                ----------------------------
SpectraVision, Inc. - Annual Meeting of Stockholders-            Part III
                      Notice and Proxy Statement - 1995

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----

Item 1.     Current Financial Condition.........................................  1
            General.............................................................  1
            Strategy............................................................  2
            Pay-Per-View Services...............................................  4
            Free-to-Guest Services..............................................  5
            Interactive and Other Services......................................  5
            Programming.........................................................  6
            The EDS Service and Technology Agreement............................  6
            Markets and Customers...............................................  7
            Hotel Contracts.....................................................  8
            Manufacturing.......................................................  8
            Competition.........................................................  8
            Regulation..........................................................  9
            Patents, Trademarks and Copyrights..................................  9
            Employees...........................................................  9

Item 2.     Properties..........................................................  9
Item 3.     Legal Proceedings................................................... 10
Item 4.     Submission of Matters to a Vote of Security Holders................. 10
Item 5.     Market for the Registrant's Common Equity and Related Stockholder
             Matters............................................................ 11
Item 6.     Selected Financial Data............................................. 12
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................. 13
Item 8.     Financial Statements and Supplementary Data......................... 23
Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................... 59
Item 10.    Directors and Executive Officers of the Registrant................. *60
Item 11.    Executive Compensation............................................. *60
Item 12.    Security Ownership of Certain Beneficial Owners and Management..... *60
Item 13.    Certain Relationships and Related Transactions..................... *60
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 61

_____________________________

 * Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS
- ----------------

CURRENT FINANCIAL CONDITION

     SpectraVision, Inc., (the "Company" or "SpectraVision") is highly leveraged and faces significant liquidity problems. During 1994, the Company experienced a net loss of $254.3 million as compared to a net loss of $45.8 million in 1993. The increase in the net loss is largely due to the write-down of hotel contracts (an intangible asset) in the amount of $196.3 million. Additionally, the Company's EBITDA (earnings before interest, taxes, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges) was $19.1 million for 1994 as compared to $55.8 million during 1993.

     The Company has total liabilities of approximately $596.0 million and assets of $243.0 million. The Company's cash flow from operations in 1995 will not be sufficient to satisfy its known demands for cash. The Company has no borrowing availability under its current revolving line of credit to meet its cash flow shortfalls. Additionally the Company is not in compliance with certain financial covenants under the terms of the revolving credit facility with an outstanding balance of $12.5 million. The lenders under the revolving credit facility may, at their option, give notice to the Company that amounts owed are immediately due and payable, and the Company does not have sufficient resources to repay this obligation. The Company is also a defendant in a purported class action complaint. Discovery has not yet begun in the case, and the outcome cannot be predicted with any certainty. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. However, the Company is currently unable to determine the sufficiency of its resources with respect to any material adverse effects of an unsuccessful defense of the suit. See Note 14 included in Part II, Item. 8 "Financial Statements and Supplementary Data." The Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. See Part II, Item. 8 "Financial Statements and Supplementary Data."

     In February 1995, the Company retained a financial advisor and announced its plans to restructure its debt and equity. The Company is also seeking new sources of capital to remedy its liquidity deficiency, including obtaining a new bank credit facility and potentially the sale of certain of its foreign businesses. If the restructuring is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In September 1994, Gary G. Weik replaced Albert D. Jerome as Chief Executive Officer and Danny G. Hair resigned from the Company and was replaced by Richard M. Gozia as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Weik was president and chief operating officer of KBLCOM, one of the nation's largest cable TV multiple system operators. During 1988 and 1989, Mr. Weik owned and operated WGA Communications, an independent cable company. Prior to 1988, he was president and chief executive officer of Harte-Hanks Cable Company, a subsidiary of Harte-Hanks Communications, Inc. Mr. Gozia was previously president and chief executive officer of Wyatt Cafeterias, Inc. from 1992 to 1994. From 1986 to 1991 Mr. Gozia was president and chief executive officer of Gozia-Driver Media, Inc., a media investment company. From 1982 to 1986 he was vice president and chief financial officer of Harte-Hanks Communications, Inc.

GENERAL

     The Company is the leading provider of interactive in-room video entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as

"SpectraVision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis. The Company subsequently expanded its services to include providing PPV movies in an on-demand format, delivering free-to-guest programming (such as HBO, ESPN, CNN and WTBS) and providing interactive services that capitalize on the Company's patented two-way communications equipment. The Company has been the largest provider of these services to the lodging industry since 1971 and as of December 31, 1994, provided PPV services to 635,378 rooms in 2,308 hotels, including 212,208 rooms in 449 hotels with on-demand PPV service.

     The Company currently has the largest market share in the United States and believes that it is also the leading provider in Australia, the Pacific Rim, Canada and Mexico. The Company provides its services under contracts to corporate-owned hotel chains such as Hyatt and Four Seasons, hotel management companies such as Interstate and individually owned and franchised hotel properties.

     In the fall of 1993, the Company and Electronic Data Systems ("EDS") initiated the installation of a compressed digital video ("CDV(TM)"), satellite delivered PPV system in the Company's U.S. hotel sites. This system replaces the videotape and videocassette player-based technology used by the Company since its inception in 1971 and is the first digital video system in the hotel PPV industry. At December 31, 1994, the Company had installed the CDV service in 1,267 hotels containing a total of 382,380 rooms. The Company intends to install the CDV technology in conjunction with contract renewals, and in any new U.S. hotel sites for which it contracts to provide its PPV services.

     In the fourth quarter of 1994, as an enhancement to the CDV technology, the Company began installation of its new digital video on-demand service ("Digital Guest Choice(TM)"). At December 31, 1994, the Company had installed Digital Guest Choice systems in 100 hotels containing a total of 51,032 rooms. The Company intends to install Digital Guest Choice in conjunction with contract renewals, and in new U.S. hotel sites for which it contracts to provide its PPV services.

     In conjunction with the CDV service the Company is installing its UNIX based integrated computer system ("SPEXIS"). These new products, CDV, Digital Guest Choice and SPEXIS comprise the Company's "STARPATH" technology. The STARPATH digital technology will provide the Company with more programming flexibility than a tape-based system and also enable the Company to provide its hotel customers and their guests with enhanced interactive services. Management believes STARPATH will enable the Company to increase revenues and operating cash flows from their current levels.

STRATEGY

     Over the past few years, the Company has experienced major cost increases and revenue decreases. Management believes that certain changes in the Company's operations will enable the Company to achieve a reduction in costs and improve its revenue position.

     General. The Company's strategy is to generate higher PPV and interactive revenues and cash flows from its existing room base and to expand by providing these services to select new hotels and alternative markets. Specifically, the Company intends to:

     .    Successfully complete the Company's proposed financial restructuring.

     . Focus on premium hotels in the top metropolitan markets and major hotel chains.

     .    Continue the deployment of the STARPATH technology.

     . Introduce new revenue producing interactive services and national advertising in order to increase its revenues and cash flows independent of PPV viewing levels.

     .    Expand existing and enter new international hotel markets.

     .    Reduce its operating costs.

     . Explore alternative, non-hotel markets, including hospitals, cruise ships, commercial buildings, multiple dwelling units, and educational institutions through joint ventures and strategic alliances.

     United States. In the United States, the Company's strategy is to concentrate on the top U.S. metropolitan hotel markets, major hotel chains, and other selected large hotels in non-metropolitan markets. The Company plans to complete its deployment of the STARPATH technology in conjunction with contract renewals.

     Canada. In Canada, the Company's strategy is to maintain its current base of hotels and expand into unpenetrated market segments. The Company intends to install its SPEXIS computer systems and in conjunction with contract renewals, upgrade hotels to tape-based video on-demand systems.

     International. In other international markets, the Company intends to focus on large hotels in top metropolitan markets. In Mexico, the Caribbean, Australia and the Pacific Rim, the Company will continue to install its scheduled tape-based systems and convert these systems to on-demand tape based systems in conjunction with contract renewals. To improve its liquidity, the Company is considering selling certain of its foreign businesses.

     Technology. From its beginning in the early 1970's through the 1980's, the Company was the dominant provider of PPV systems to the lodging industry and concentrated on its scheduled-movie tape-based technology as its major source of revenues. During the early 1990's, however, certain industry competitors began to market on-demand PPV products and, with certain sales incentives, were able to acquire notable market penetration. In response to this increased competition, in late 1993, the Company initiated the installation of its STARPATH technology. Management intends to continue its deployment of STARPATH in conjunction with contract renewals.

     Research and Development. The Company's research and development strategy is based on the identification, development, and protection of enabling technologies which provide a unique advantage for the Company in its chosen markets. Such recently deployed technologies include the Company's digital satellite network and the Company's digital file server system used with Digital Guest Choice. Also essential to the Company's strategy is the development of integration software that combines standard and proprietary hardware components with software applications that deliver entertainment and interactive services to its hospitality industry clients and their guests.

     In 1994, the Company completed development and began wide-scale deployment of its SPEXIS computer platform. SPEXIS is a standards-based hardware and software operating environment utilized by the Company's proprietary application software. SPEXIS provides the Company's hotel clients and their guests with movie delivery and movie access management, billing and billing interface control, remote monitoring, network management, system diagnostics, hotel and guest interactive services capabilities and provides facilities for integrating externally provided interactive services and entertainment. Continuing enhancements to SPEXIS are planned by the Company.

     The Company's management believes that continuing investments in new technologies including further development of its software integrations and interactive services delivery expertise are necessary to enhance its competitive position and to permit rapid entry into new market areas.

     Manufacturing and Systems Operations. Historically the Company has purchased standard components externally, and internally manufactured system-unique proprietary components for deployment in the Company's movie and interactive services delivery systems. However, in December 1993 the Company sold its manufacturing operations and entered into an agreement with a manufacturing services provider whereby the Company's proprietary components would be manufactured for the Company.

     The Company intends to continue its strategy of purchasing standards-based hardware components whenever possible and contracting the manufacture of system-unique components only when necessary. The manufacturing services contracts entered into by the Company allow the Company flexibility to seek one or more alternative suppliers providing the best quality products at the lowest price. These contracts also provide protection for the Company's intellectual property and prevent the sale of the Company's proprietary system components to other parties.

PAY-PER-VIEW SERVICES

     The Company's primary source of revenue is providing in-room television viewing of recently released major movies and independently produced adult motion pictures to hotel guests on a pay-per-view basis. This service is attractive to hotel operators because it provides a service desired by the guests at no cost to the hotel. The movie price is automatically charged to the guest room in which the movie was viewed. At December 31, 1994, the Company provided PPV service to 635,378 rooms in 2,308 hotels. The Company had deliverable orders to install PPV systems in approximately 10,973 rooms at February 28, 1995, of which it anticipates installing approximately 6,800 during 1995 and the remainder in 1996. At February 28, 1994 the Company had deliverable PPV orders for approximately 29,500 rooms. Deliverable orders for hotel movie systems consist of contracts which have been executed by the hotel and the Company.

     The Company provides its PPV service through several products including:
(i) SpectraVision, the Company's scheduled tape-based play system; (ii) SpectraVision Guest Theater, the Company's CDV scheduled play system utilizing the STARPATH technology with satellite delivery; (iii) Guest Choice, an analog tape system which provides on-demand viewing of up to 200 videotapes; and (iv) Digital Guest Choice, the industry's only digital video on-demand service.

     SpectraVision: The Company's tape-based SpectraVision system typically offers a hotel guest eight movies per day at predetermined times. The movie schedule typically consists of a mix of major motion pictures available after commencing first-run theatrical exhibition and before release on cable or home video, and movies from independent producers. On the first day of each month, the Company typically replaces a majority of the movies on each schedule with new features. In a tape based system, the Company can only change movies once per month because of the lead time and costs necessary to duplicate and distribute videotapes. At December 31, 1994 the Company had SpectraVision installed in 1,031 hotels with a total of 253,123 rooms.

     Guest Theater: The Company's Guest Theater system utilizing the STARPATH technology was introduced in the fourth quarter of 1993. Unlike the SpectraVision tape-based system, Guest Theater, through the STARPATH technology, increases the number of movies available to the hotel guest staying for more than one night from 8 to 20 by varying movie selections on a nightly basis and will enable the Company to replace poor performing movie product with better performing movies. At December 31, 1994 the Company had Guest Theater installed in 1,267 hotels with a total of 382,380 rooms.

     Guest Choice: In 1991, the Company introduced Guest Choice to provide hotel guests with on-demand viewing from a library of up to 200 videotapes per hotel. As of December 31, 1994, Guest Choice was installed in 212,208 rooms in 449 hotels, all of which also offer either SpectraVision or Guest Theater services. The on-demand capability significantly increases usage of the PPV service by the hotel guests, and the Company has experienced increases in viewership on average of approximately 30% in the hotels in which Guest Choice systems have been installed. Through Guest Choice, the Company provides on-demand viewing of major motion pictures, adult features, and a variety of other topics, such as exercise programs, business information, children's programming and other special interest tapes. The Guest Choice system includes the Company's proprietary equipment and software, and utilizes a patented video rack designed and manufactured by a third party.

     Digital Guest Choice: During 1994, the Company introduced its new digital video on-demand service, Digital Guest Choice, that provides on-demand viewing of digitally stored movies. Digital Guest Choice utilizes satellite, microwave or fiber-optic technology to deliver digitized movies to high capacity disk arrays. The digitized movies are stored at the hotel site and then decoded and forwarded to the guest instantaneously and on-demand. Digital Guest Choice allows multiple users to access the same digitally stored movie image at the same time. This on-demand system virtually eliminates lost views due to another guest already viewing a particular videotape or if all tape players are in use. At December 31, 1994, the Company had installed Digital Guest Choice in 100 hotels with a total of 51,032 rooms. The Company intends to expand the installation of Digital Guest Choice in its major hotels in connection with contract renewals as well as in new hotels beginning in 1996.

FREE-TO-GUEST SERVICES

     The Company also markets a free-to-guest service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, CNN, ESPN, WTBS and other cable networks. The hotel typically pays the Company a fixed monthly fee per room for each programming channel selected. As of December 31, 1994, the Company provided free-to-guest services to 888 hotels serving 308,249 guest rooms. Approximately 77% of these rooms also offer the Company's PPV services. As of January 31, 1995, the Company had deliverable backlog orders to install free-to-guest systems in approximately 5,417 additional rooms, as compared to approximately 7,987 rooms in backlog at January 31, 1994.

     The Company provides its free-to-guest programming pursuant to affiliation license agreements. The free-to-guest programming agreements typically are multi-year contracts under which the Company pays the supplier a fee for each room offering this programming. License agreements for HBO, ESPN and CNN expire on December 31, 1997, July 31, 1996 and December 31, 1995, respectively.

INTERACTIVE AND OTHER SERVICES

     In addition to entertainment services, the Company provides interactive services to the lodging industry. These services generate revenues and cash flows for the Company which are independent of viewing levels. These services utilize the two-way interactive communications capability of the PPV equipment and include Video Checkout(SM), Video Messaging(SM), Video Breakfast Menu(SM), Video Bellman(SM), Smart Survey(SM) and room availability monitoring. The hotel typically pays a fixed monthly fee for each service selected. Interactive services are also currently available in Spanish, French, and certain other foreign languages.

     As of December 31, 1994, the Company provided one or more interactive services to 481 hotels, all of which also offer the Company's PPV service. These services differentiate the Company's products from those of its competitors, and because they increase productivity of the hotel personnel resources, they strengthen the Company's relationships with its hotel customers.

     Other revenue sources include the sale and license of the Company's proprietary equipment, the installation, design and maintenance of hotel Master Antenna Television ("MATV") systems, sales of satellite dishes, sales of miscellaneous parts and supplies (including television remote controls) and advertising revenues.

PROGRAMMING

     The Company obtains the nonexclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated in the Company's PPV system. Negotiated fees are related to the popularity of a given movie and the volume of pictures licensed by the Company from a given studio. Those license fees typically decline over the time the movie is played in the Company's PPV or video on-demand systems. Typically, the Company obtains rights to exhibit major motion pictures during the "Hotel/Motel PPV Window" which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. The Hotel/Motel PPV Window has historically averaged 73 days. The Company attempts to license pictures as close as possible to a motion picture's theatrical release date to benefit from the studios' advertising and promotional efforts. Generally, fresher movies generate a higher viewing level. The Company expects to license more films in the future than it has in the past to capitalize on the technological advantages of the new CDV technology. These additional movies will be used to replace poorer-performing films and to expand the variety for the hotel's guests to maximize the Company's movie revenues.

     With respect to most independently produced features, the Company obtains non-exclusive rights from the producers for a flat fee for an extended period of time.

THE EDS SERVICE AND TECHNOLOGY AGREEMENT

     In 1993, the Company entered into a ten-year agreement with EDS to install the STARPATH system to replace its existing tape-based delivery system. In conjunction with the installation of this system, the Company introduced its new SPEXIS computer system, which allows the Company to provide new and improved interactive services. The Company and EDS first installed antennae and integrated receiver decoders ("IRDs") to enable the Company to provide its scheduled play movies in a CDV format on a real time basis via satellite. The CDV system was installed in 1,267 hotels with 382,380 rooms as of December 31, 1994. In late 1994, the Company and EDS began the second phase of the technology conversion and initiated the installation of the new Digital Guest Choice video on-demand system in selected hotels. This system consists of high capacity disk arrays, which are used to store digitized movies, delivered to a hotel via satellite, fiber-optic or microwave, for instantaneous on-demand viewing by hotel guests. The Company will continue to install Digital Guest Choice in its major hotels in connection with contract renewals and new customer hotels.

     The Company believes it will realize revenue and cash flow increases as a result of the product enhancements made available by the installation of the STARPATH system. The conversion to this new system has taken longer than originally anticipated. Installation, service and technology problems, many of which the Company has corrected, resulted in significant interruptions in its PPV service and material increases in revenues and cash flows from the STARPATH system has not yet been realized.

     FIELD SERVICE CONTRACT: The Company also entered into a contract with EDS whereby EDS assumed the Company's field service. The transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance of existing PPV rooms (particularly those with tape based PPV systems) concurrent with rapid installation of the CDV sites. The Company is currently in the process of establishing a strong internal customer care function that will, over time, transition control of the technical field service function to the SpectraVision customer care representative. The Company believes that this will enable it to provide more attentive and responsive support to its hotel customers.

     In addition, EDS provides the Company with MIS services under the contract.

     TECHNOLOGY: In accordance with the terms of the Company's ten-year exclusive contract with EDS, EDS will install and maintain a CDV satellite delivery PPV system throughout most of the Company's U.S. hotel sites. Under this contract, EDS has granted the Company exclusive rights during the term of the EDS contract with regard to the use, installation and operation of CDV technology within the U.S. hotel market as well as in hospitals, nursing homes, supervised retirement facilities and military installations. The Company has the right, in its sole discretion, to approve any venture by EDS, whether on its own or with a third party, to install, operate or manage any CDV network in the U.S. market.

MARKETS AND CUSTOMERS

     The Company currently provides PPV services to hotels that are part of chains including Hyatt, Loew's, Four Seasons, Wyndham, Stouffer and Harvey Hotels. The following table sets forth certain information regarding the number of hotels and rooms served by the Company for the past five years:

                                AS OF DECEMBER 31,
                    -------------------------------------------
                      1990     1991     1992     1993     1994
                      ----     ----     ----     ----     ----
Hotels Served:
 Pay-Per-View        2,408    2,554    2,543    2,442    2,308
  Free-To-Guest        995    1,018      998    1,006      888

Rooms Served:
 Pay-Per-View      729,487  758,710  722,571  684,599  635,378
 Free-to-Guest     357,160  363,116  336,295  330,138  308,249

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

     International Markets: In addition to its operations in the United States, the Company presently offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia and the Bahamas. The Company intends to continue to expand its international operations. The Company has the leading market share in Asia-Pacific and Australia. The Company serves its international hotel customers primarily with its tape-based systems, but generally experiences higher revenues and operating cash flow per room than in the U.S. because of higher prices and the lack of programming alternatives. The competition to provide PPV services to hotels is generally less in international markets than in the United States. Expansion of the Company's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability of programming, government regulation, language barriers, differences in signal transmission formats, local economic and political conditions and restriction on foreign ownership and investment. Consequently, these risks may hinder the Company's efforts to build a significant base of hotel rooms in foreign markets. To improve its liquidity, the Company is considering selling certain of its foreign businesses.

     Mid-Level Hotel Market: The Company is currently re-evaluating its strategy for expansion into the mid-level market. The Company has experienced average revenue levels in its mid-level hotels substantially below those in its traditional premium hotels. The Company is currently evaluating ways to utilize its STARPATH technology to reduce the capital costs of installing pay-per-view systems in mid-level hotels. Although the Company intends to continue to selectively market to mid-level hotels in its top U.S. metropolitan markets, it does not expect to rapidly expand in the mid-level market in the near future.

HOTEL CONTRACTS

     The Company typically enters into a separate contract with each hotel for the services provided. Contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised and independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years, from the date the system becomes operational. At the scheduled expiration of a contract, the Company typically seeks to extend the term of a hotel's contract with market competitive terms. At December 31, 1994, approximately 19.8% of the pay-per-view hotels have contracts that have expired and are on a month-to-month basis. Approximately 14.3% of the existing pay-per-view served hotels have contract expiration dates during 1995.

MANUFACTURING

     Prior to 1994, the Company manufactured substantially all of the equipment used in its tape-based PPV and interactive hotel systems. In December 1993, the Company's manufacturing capability was sold to The Cerplex Group. In connection with this sale, SpectraVision entered into a five year contract with Certech Technology, Inc. ("Certech"), a wholly-owned subsidiary of The Cerplex Group, to provide manufacturing and repair services of certain equipment for the use in hotel PPV and interactive systems. In 1994, Certech provided manufacturing and repair services to the Company totaling $18.0 million.

COMPETITION

     The Company is the largest operator of pay-per-view hotel movie viewing systems in North America. The Company has experienced intense competition from other pay-per-view suppliers on a national scale in the United States market, including competition for contract renewals at hotels operated by certain of the major hotel chains served by the Company. From 1992 to 1994, contracts for three major hotel chains, representing a total of 73,000 rooms, expired and were not renewed. Additionally, the Company is experiencing increased competition in its international markets. The principal components of the competition in the hotel PPV market are service, advanced technological products and customer incentives. Also, some of the Company's competitors have greater access to financial and other resources.

     Approximately 14%, 15% and 17% of the 635,378 rooms served by the Company at December 31, 1994, are subject to contracts that expire in 1995, 1996 and 1997, respectively. In recent years the Company's competitors have expanded their PPV room base, and the number of hotels into which the Company can profitably expand has declined. Additionally, the Company's pay-per-view system competes for a guest's viewing time with broadcast television, and where available, the Company's own free-to-guest programming or cable television service. Cable television also is able to offer pay-per-view programming, and it is now being marketed to hotels by competitor cable companies on a limited basis in certain areas.

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

     The Company's interactive services are available only to hotels equipped with its pay-per-view movie systems. Other competitors have released and tested similar interactive systems, but the Company believes that interactive services can be marketed profitably only as part of a pay-per-view system due to the substantial fixed costs of installing equipment in each hotel. Consequently, the Company believes that its primary competitors in the interactive services market are the same as its competitors in the pay-per-view market.

     The communications industry is subject to rapid technological change. New technological developments could have an adverse effect on the Company's operations unless the Company is able to provide equivalent services at competitive cost.

REGULATION

     The Federal Communications Commission ("FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate the Company's pay-per-view or free-to-guest systems. The FCC's jurisdiction, however, does encompass certain aspects of the Company's operations as they relate to the Company's use of the radio frequency spectrum in certain hotels served by the Company. The Company has, as a matter of practice, obtained optional licenses from the FCC for a number of its downlink, television receive-only earth stations, which are used to receive transmissions from communications satellites in connection with the Company's free-to-guest services and obtained the required licenses for the microwave point-to-point relay facilities.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company has four issued patents, one acquired and unexpired patent and four patents pending in the United States covering various aspects of its pay-per-view and interactive systems, which patents are for 17 years each. In addition, the Company has numerous registered trademarks and servicemarks, including "SpectraVision," "Guest Choice," "STARPATH" and pending trademark applications for "SPEXIS" and "Guest Touch," and numerous registered copyrights covering the protocol interface between the Company's computer and the hotel's property management system computer ("PMS") and the protocol interface between the Company's room-unit technology and various television products. The Company considers its intellectual property rights to be valuable assets and intends to protect them when necessary.

EMPLOYEES

     As of December 31, 1994, the Company had 283 employees worldwide. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
- -------------------

     The Company owns its headquarters located in Richardson, Texas. The headquarters contain approximately 84,000 square feet of manufacturing and office space, of which 45,000 square feet are leased to Certech Technologies, Inc. Additionally, the Company leases approximately 41,000 square feet of space near its headquarters for new product development, engineering, sales and service facilities pursuant to a lease that expires in September 1998. The Company's annual rental for this facility is approximately $346,000. The Company also leases office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong, and Australia for its customer support operations. The Company's properties are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     On September 17, 1992, SPI Holding, Inc., SPI Newco Inc., and Spectradyne, Inc., filed a pre-packaged petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case Nos. 92-1176, 92-1177 and 92-1178. On October 29, 1992 the Bankruptcy Court issued an order confirming the plan of reorganization. The Reorganization Plan became effective on November 23, 1992.

     On October 2, 1992, Spectradyne, Inc. filed a lawsuit in federal district court asserting patent infringement by On Command Video Corporation ("OCV") and Comsat Video Enterprises, Inc. ("CVE"). Subsequently, OCV filed a counterclaim against the Company charging violations of patent rights held by OCV. The counterclaim requests an unspecified amount of damages and injunctive relief. Spectradyne amended its original lawsuit to, in part, assert copyright infringement regarding the PMS software protocol against OCV and CVE.

     On October 20, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Texas, Dallas Division, styled Seth Stern v. SpectraVision Inc., Albert D. Jerome, Michael C. Colleran, John Davis, Marvin Davis, Gerald S. Gray, Kenneth Ziffren, John F. Berardi, Robert D. Beyer and Danny G. Hair. The complaint alleges violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act relating to alleged misrepresentations and omissions concurrent with and following the Company's public offering of Class B common stock and the Company's offering of 11-1/2% senior discount notes, both on September 28, 1993, including but not limited to alleged misrepresentations and omissions made in the Prospectuses. The complaint asserts that it is brought on behalf of a class consisting of purchasers of securities of the Company, including common stock and senior discount notes, between September 28, 1993 and August 15, 1994. On December 20, 1994, the defendants moved to dismiss the complaint. In response to that motion, plaintiff agreed to file an amended complaint and the motions to dismiss were withdrawn without prejudice. On February 2, 1995, plaintiff served an amended complaint reasserting the claims set forth in the prior complaint and adding claims under Section 33 of the Texas Securities Act, enlarging the class period to November 7, 1994, and altering other allegations, including some of the allegations relating to the alleged misrepresentations and omissions. The amended complaint is the subject of motions to dismiss filed on March 7, 1995. The plaintiffs seek unspecified damages, prejudgment interest, and fees and costs of the plaintiffs. Discovery has not yet begun in the case, and the outcome cannot be predicted with any certainty. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. See Item 1. - Business.

     The Company and its subsidiaries and related companies are potential and named defendants in several other lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

     There is no established public trading market for the Company's Class A Common Stock. There were two Class A common stockholders as of March 24, 1995.

     The Company's Class B Common Stock is available for public trading on the American Stock Exchange under the ticker symbol "SVN". The high and low closing prices by quarter for the Company's Class B Common Stock for the years ended December 31, 1994 and 1993 are as follows:

              Quarter ended                  High            Low
            -----------------              --------       ---------

              December 31, 1994            $ 2 1/4        $  3/16
              September 30, 1994           $ 3 3/8        $1 15/16
              June 30, 1994                $ 6            $2
              March 31, 1994               $ 9 5/8        $5 1/4

              December 31, 1993            $13 3/8        $7 3/4
              September 30, 1993           $15 3/8        $6 5/8
              June 30, 1993                $ 7 1/2        $2 3/8
              March 31, 1993               $ 6 7/8        $3 1/4

     The Class B Common Stock price as of March 24, 1995 was $0.3125. As of March 24, 1995, there were 19,390,379 shares of Class B Common Stock outstanding held by approximately 493 stockholders of record.

     No dividends have been paid on the Company's Class A Common Stock or Class B Common Stock during the years ended December 31, 1994 or 1993. Provisions of the Company's indebtedness agreements limit payment of dividends on the Common Stock. See Note 8 and Note 12 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Item 6. Selected Financial Data

     The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein. References herein are to the financial statements and footnotes included in Item 8. Financial Statements and Supplementary Data.

                                                                      Year Ended December 31,
                                     ---------------------------------------------------------------------------------------------
                                        1994                1993                1992                     1991              1990
                                    -----------          ----------          ----------               ----------        ----------
                                                                 (Dollars in thousands, except per share data)
Revenues:
    Pay-Per-View                  $     119,452       $     134,830       $     136,541            $     138,695    $      119,489
    Free-to-Guest                        14,840              17,875              21,275                   23,118            22,515
    Interactive and other                 9,255              10,288              10,805                   11,280            10,484
                                      ----------         -----------         -----------              -----------       -----------

        Total Revenues                  143,547             162,993             168,621                  173,093           152,488
                                      ==========         ===========         ===========              ===========       ===========


Direct Costs:
    Pay-Per-View                         41,766              42,195              41,217                   42,268            37,809
    Free-to-Guest                        11,719              12,804              12,085                   13,142            13,702
    Other                                 4,431               3,835               3,226                    3,187             2,631
                                      ----------         -----------         -----------              -----------       -----------
        Total Direct Costs               57,916              58,834              56,528                   58,597            54,142
                                      ==========         ===========         ===========              ===========       ===========
EBITDA (a)                               19,148              55,790              65,303                   69,877            56,519
                                      ==========         ===========         ===========              ===========       ===========
Write off of Goodwill
 (Note 19)                                    -                   -             218,453                        -                 -
Write down of Hotel Contracts         ==========         ===========         ===========              ===========       ===========
 (Note 19)                              196,256                   -                   -                        -                 -
                                      ==========         ===========         ===========              ===========       ===========
Loss Before Extraordinary Items
and Cumulative Effect of Change in
     Accounting Principle              (254,284)            (43,057)           (270,242)                 (60,003)          (72,472)

Extraordinary Gain (Loss)
 (Note 6)                                     -              (2,699)             23,378                        -                 -

Cumulative Effect of Change in        ----------         -----------         -----------              -----------       -----------
Accounting Principle  (Note 9)                -                   -             (28,498)                       -                 -
                                      ----------         -----------         -----------              -----------       -----------
Net Loss                               (254,284)            (45,756)           (275,362)                 (60,003)          (72,472)
Preferred Stock Dividend                      -                   -             (21,878)                 (38,157)          (32,622)
                                      ----------          ----------          ----------               ----------        ----------
Loss Applicable to Common
     Stockholders                 $    (254,284)      $     (45,756)      $    (297,240)           $     (98,160)   $     (105,094)

                                      ==========          ==========          ==========               ==========        ==========
Loss per Common Share before
Extraordinary Items
     and Cumulative Effect        $      (10.60)      $       (2.37)      $     (166.31)           $     (655.88)   $      (702.24)
     of Accounting Change


Other selected Data                                                       December 31,
                                    ----------------    --------------------------------------------------------------------------

(In thousands except                    1994                1993                1992                     1991              1990
hotel and room data)                ------------        ------------        ------------            ------------      ------------
Total Assets                      $     242,822       $     409,478       $     401,493           $      619,518    $      656,203

Total Debt                        $     510,563       $     436,557       $     458,900           $      514,782    $      501,299

Stockholders' Equity              $    (373,025)      $    (118,614)      $    (150,923)          $       59,899    $      116,635
 (Deficit)

Pay-Per-View Hotels                       2,308               2,442               2,543                    2,554             2,408

Pay-Per-View Rooms                      635,378             684,599             722,571                  758,710           729,487

Free-to-Guest Hotels                        888               1,006                 998                    1,018               995

Free-to-Guest Rooms                     308,249             330,138             336,295                  363,116           357,160

Interactive Hotels                          481                 489                 480                      491               458

__________________________________
(a) EBITDA consists of earnings before interest expense, income taxes, depreciation, amortization, write-off of goodwill and hotel contracts and certain other non-cash charges. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the ability to service debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

     The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1994, 1993 and 1992.

CURRENT FINANCIAL CONDITION

     During 1994, the Company experienced a net loss of $254.3 million as compared to a net loss of $45.8 million in 1993. The increase in the net loss is largely due to the write-down of hotel contracts (an intangible asset) in the amount of $196.3 million. Additionally, the Company's EBITDA (earnings before interest, taxes, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges) was $19.1 million for 1994 as compared to $55.8 million during 1993.

     The Company has total liabilities of approximately $596.0 million and assets of $243.0 million. The Company's cash flow from operations in 1995 will not be sufficient to satisfy its known demands for cash. The Company has no borrowing availability under its current revolving line of credit to meet its cash flow shortfalls. Additionally the Company is not in compliance with certain financial covenants under the terms of the revolving credit facility with an outstanding balance of $12.5 million. The lenders under the revolving credit facility may, at their option, give notice to the Company that amounts owed are immediately due and payable, and the Company does not have sufficient resources to repay this obligation. The Company is also a defendant in a purported class action complaint. Discovery has not yet begun in the case, and the outcome cannot be predicted with any certainty. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. However, the Company is currently unable to determine the sufficiency of its resources with respect to any material adverse effects of an unsuccessful defense of the suit. See Note 14 included in Part II, Item. 8 "Financial Statements and Supplementary Data." The Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. See Part II, Item. 8 "Financial Statements and Supplementary Data."

     In February 1995, the Company retained a financial advisor and announced its plans to restructure its debt and equity. The Company is also seeking new sources of capital to remedy its liquidity deficiency, including obtaining a new bank credit facility and potentially the sale of certain of its foreign businesses. If the restructuring is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PAY-PER-VIEW SERVICES



     The following table sets forth, for the periods indicated, certain information and certain statistical data regarding the Company's pay-per-view customer base and revenues.

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                   1992      1993      1994
                                                   ----      ----      ----

  Hotels Served..............................     2,543     2,442     2,308
  Rooms Served...............................   722,571   684,599   635,378
  Average Price per View.....................     $7.78     $7.73     $7.71
  Revenue per Equipped Room per Day ("RER")..     $0.49     $0.53     $0.51

     During 1994, 1993 and 1992, revenues from the Company's pay-per-view movie services accounted for 83.2%, 82.7%, and 81.0%, respectively, of the Company's total revenues. Management expects pay-per-view services, including Guest Choice and other pay-per-view services, to continue to provide the largest portion of the Company's revenues for the foreseeable future. The Company's pay-per-view revenues depend on a variety of factors, including the number of SpectraVision systems installed during a period, the hotel occupancy rate, the frequency of movie viewing by hotel guests, the availability of popular movies, the price charged per view and the proximity of a movie's introduction in the Company's PPV system to its first-run theatrical release and length of time of the "window" in which the movie is available in the Company's PPV system but is not available for home video, cable television exhibition or direct sales to the consumer.

     Pay-per-view systems installed. The number of rooms equipped with pay-per-view systems decreased during 1994 by 49,221 rooms to 635,378 rooms as of December 31, 1994 due to intense competition. Included in this decrease are approximately 20,000 rooms under the pay-per-view service contract covering Marriott corporate owned hotels. The Company expects the number of PPV rooms served will continue to decrease due to the competitive market. In September 1993, the Company signed a seven-year exclusive contract renewal with Hyatt Hotels & Resorts to provide pay-per-view movies and interactive video services. This contract covers 105 hotels with a total of approximately 57,000 rooms. Hyatt Hotels are now equipped with the Digital Guest Choice system and is the first hotel chain to be completely installed with the CDV Satellite Network. At February 28, 1995, the Company had deliverable orders for systems (not including Guest Choice installations) to be installed in approximately 10,973 additional rooms, of which 6,800 will be filled in 1995 and the remainder in 1996 as compared to approximately 29,500 rooms at February 28, 1994. Using the 1994 operating statistics and assuming no change in any other variable component of the Company's business, for every change in the installed room base of 10,000 rooms, pay-per-view revenues would have increased or decreased by approximately $1.9 million on an annualized basis.

     Price per view. The average price per view decreased to $7.71 in 1994 from $7.73 in 1993 and $7.78 in 1992. During 1994, the average price per view was $7.85 in the United States, US$6.30 in Canada, US$9.05 in Hong Kong, US$7.60 in Mexico, US$8.34 in Thailand and US$7.95 in Australia. Foreign exchange rate
fluctuations impact the consolidated average price per view.   The ability of
the Company to raise movie prices is subject to notice and certain other provisions its contracts with the hotels.

     Revenue per equipped room per day ("RER"). RER represents total pay-per-view revenues earned per equipped PPV room per day. RER declined from $0.53 per room per day in 1993 to $0.51 in 1994. The lower RER is attributable to the two primary factors discussed below:

     * Conversion of PPV rooms to the new technology: The rapid changeover of existing analog tape based PPV equipment to the new STARPATH technology beginning in October 1993, caused PPV systems in over 1,000 hotels to be non-operational from one to three days during the equipment change to compressed digital video ("CDV"). The transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance of existing PPV rooms concurrent with the rapid installation of the CDV system. The Company is currently in the process of establishing a strong internal customer care function that will transition control of the technical field service function to the SpectraVision customer care representatives.

     * Poorly performing movie product: The decline in RER is also attributable to the lower viewing levels of the major movies exhibited on the PPV system in 1994 as compared to the major movies exhibited in 1993. Theater box office results generally were lower for the selection of major movies exhibited during 1994 than for movies shown in 1993. Currently, the Company is only changing movies once per month because of the cost to duplicate and distribute videotapes and printed movie schedule cards in its tape-based hotel systems versus CDV hotel systems. The availability of popular movie product is beyond the control of the Company.

     Direct costs. Direct costs incurred with the offering of pay-per-view services include film licensing costs, hotel commissions, videotapes, in-room cards and transponder access fees necessary to provide signals to transmit the digitized movies to the hotels.

FREE-TO-GUEST AND OTHER SERVICES

     Free-to-guest services to hotel guests include satellite delivery of programming such as HBO, CNN, ESPN and other cable networks, as well as providing to the hotels, in most cases, the satellite equipment to receive the programming. The hotel typically pays the Company a fixed monthly fee per room for each programming channel selected.

     During the fiscal years 1994, 1993 and 1992, revenues from the Company's free-to-guest services accounted for 10.3%, 11.0% and 12.6% of the Company's total revenues, respectively. Revenues from free-to-guest services are a function of total rooms served and the fee charged to hotels by the Company.
The number of rooms served by the Company's free-to-guest systems decreased from 330,138 rooms as of December 31, 1993 to 308,249 rooms as of December 31, 1994. The majority of this decrease was the result of the non-renewal of a free-to-guest services contract with certain corporate owned Marriott Hotels that expired during 1994. As of December 31, 1994 the Company provided free-to-guest services to 888 hotels as compared to 1,006 hotels as of December 31, 1993. At February 28, 1995, the Company had deliverable orders for systems to be installed in approximately 5,200 additional rooms, which are expected to be filled during 1995, as compared to approximately 9,500 rooms on order at February 28, 1994. Direct costs incurred in connection with the offering of free-to-guest services to hotels consist primarily of license fees paid to programming suppliers.

     The balance of the Company's revenues are derived from the fees earned from hotels for interactive communications services, such as Video Checkout, and sales of various other products and services, such as remote control units, satellite dishes, master antennae system upgrades and licensing agreements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 ("1994") COMPARED TO YEAR ENDED DECEMBER 31, 1993 ("1993")

     Total revenues decreased to $143.5 million in 1994 from $163.0 million in 1993, a decrease of $19.5 million or 11.9% primarily due to the decline in pay-per-view revenues as a result of the reduction of installed hotel rooms. Of the total revenues reported in 1994, 83.2% were revenues from pay-per-view, 10.3% were from free-to-guest, 6.5% were from interactive services and other revenue sources.

     Pay-per-view revenues decreased to $119.5 million in 1994 from $134.8 million in 1993, a decrease of $15.3 million or 11.4%. This decrease in pay-per-view revenues reflects the decrease in the number of rooms served, which resulted in an approximate $11.3 million decrease in revenue. The remainder of the decrease in pay-per-view revenues is attributed to a decline in RER reflecting lower viewing levels. The Company believes the lower RER in 1994 can also be attributed to an increased number of non-operating hotel systems during the transition. The transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance of existing PPV rooms (particularly those with tape-based PPV systems) concurrent with the installation of the CDV sites.

     Free-to-guest revenues decreased to $14.9 million in 1994 from $17.9 million in 1993, a decrease of $3.0 million or 17.0%. This decrease primarily reflects negotiated price reductions in connection with certain PPV hotel contract renewals and the decline in the number of hotels with free-to-guest services.

     Other revenues decreased to $9.3 million in 1994 from $10.3 million in 1993, a decrease of $1.0 million or 10.0%. This decrease is primarily due to a $1.0 million decrease in interactive revenues due to price reductions granted in connection with certain PPV contract renewals.

     Pay-per-view direct costs decreased to $41.8 million in 1994 from $42.2 million in 1993, a decrease of $429,000 or 1.0%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 35.0% in 1994 from 31.3% in 1993. The increase resulted primarily from costs of the transponder lease required for the implementation of the CDV Satellite Network beginning in the last quarter of 1993. The costs of videotapes and in-room schedule cards increased to 5.4% of PPV revenues in 1994 from 4% in 1993. Due to the delay of deployment of the STARPATH technology including SPEXIS and the electronic on-screen movie card, reduction of videotapes and in-room cards were not realized as anticipated.

     Free-to-guest direct costs decreased to $11.7 million in 1994 from $12.8 million in 1993, a decrease of $1.1 million or 8.5%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 79.0% in 1994 from 71.6% in 1993. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues is a result of the lower revenues due to price reductions granted in connection with certain PPV contract renewals without a corresponding decrease in programming fees paid to suppliers.

     Other direct costs increased to $4.4 million in 1994 from $3.8 million in 1993, an increase of $596,000 or 15.5%. As a percentage of other revenues, other direct costs increased to 57.9% in 1994 from 50.2% in 1993 principally due to a $1.5 million charge for prior period licensing fees.

     Depreciation and amortization expense increased to $50.5 million in 1994 from $44.1 million in 1993, an increase of $6.4 million or 14.6%. The increase in depreciation is due to the increase in video systems capitalized during 1994 due to the installation of the new STARPATH.

     Technology and Field Service charge for 1993 reflects the one-time costs due to changes in technology and field service operations in connection with the EDS Service and Technology Agreement. The Company recorded costs in the amount of $7.0 million for the write-off of obsolete equipment (primarily videotape players and obsolete microprocessing equipment) and personnel related costs associated with the reorganization of the Company's field service operations. Approximately $3.9 million was attributable to the write-off of obsolete equipment and $3.1 million was due to costs of severance and incentives to field operation personnel and costs related to the closing of field service offices. The EDS Service and Technology Agreement was executed in July 1993 and the Company's management determined the impact on operations including obsolete equipment and personnel reductions at that time and accordingly recorded the estimation of these costs in the results of operations for 1993.

     Loss on sale of manufacturing assets and inventory is a result of the sale of the Company's manufacturing operations to The Cerplex Group in December 1993. Certech Technology, Inc., a wholly-owned subsidiary of The Cerplex Group, manufactures and sells to the Company a portion of the hotel PPV system components. Certech has leased the manufacturing space at the Company's corporate headquarters. The cash proceeds to the Company resulting from the sale of assets and inventory were $5.2 million. The net loss on the transaction of $0.7 million is comprised of a gain on the sale of assets net of inventory write-downs and accrued severance costs.

     Operating expenses combined with contracted service costs increased to $34.3 million in 1994 from $26.3 million in 1993, a net increase of $8.0 million or 30.5%. Operating expenses for periods prior to April 1994 include costs of the Company's U.S. field service organization as well as field service operations in its foreign subsidiaries, and labor costs of repairs and maintenance of hotel system components (including TV's). Subsequent to March 1994, operating expenses are comprised of field service operations of the foreign subsidiaries and repairs and maintenance costs. The combined expenses for 1994 includes a decrease of approximately $2.2 million due to personnel transferred from operations to the Company's sales organization which costs are included in selling and marketing expenses for 1994. Approximately $5.3 million represents duplicated costs during the first quarter of 1994 when the Company employed its own field service organization and also paid contract fees under the EDS Service and Technology Agreement. The cost of repairs to system components also increased. This increase is attributable to both the cost of shipping and the increased quantity of room units and videotape players repaired. The increased number of repairs, primarily to room unit channel selectors, is partially due to the omission of on-site repairs previously performed by Company field service personnel.

     Selling and marketing expenses increased to $8.7 million in 1994 from $5.1 million in 1993, an increase of $3.6 million or 72.9%. Sales costs increased approximately $2.2 million due to transfers of personnel previously utilized in the field operations group as described above. Marketing costs increased approximately $1.2 million due to activities associated with public relations
and promotion of new products.   In 1995, certain new business and product
marketing costs will be decreased in an effort to control costs and invest resources in improved customer service.

     General and administrative expenses increased to $19.6 million in 1994 from $15.4 million in 1993, a net increase of $4.2 million or 27.0%. Expenses in 1994 included severance costs of $2.1 million due to changes in executive management. Additionally there were increases in legal fees and increases in outside management fees for warehouse management and shipping services provided by Certech. Directors' and officers' liability insurance costs and bad debt expense decreased in 1994 as compared to 1993.

     Research and development expenses increased to $3.8 million in 1994 from $1.6 million in 1993, an increase of $2.2 million due to increased development and support of STARPATH.

     Interest expense (net) increased to $55.0 million in 1994 from $49.0 million in 1993, an increase of $6.0 million or 12.2%. Cash interest expense decreased from $43.2 million in 1993 to $4.0 million in 1994, a decrease of
$39.2 million.   Non-cash interest expense increased from $6.1 million in 1993 to $51.2 million in 1994, an increase of $45.1 million. The decrease in cash interest expense and the increase in non-cash interest expense is due to the Company's issuance of additional Reset Notes in payment of the interest obligation on June 1 and December 1, 1994 on the Reset Notes resulting in $34.0 million of non-cash interest expense. Additionally, 1994 includes a full year of discount accretion on the Senior Notes (issued in October 1993) compared to only 3 months of discount accretion during 1993.

     State and foreign income tax benefit was $448,888 in 1994 as compared to $1.7 million of state and foreign income tax expense in 1993, a decrease of $2.2 million. The benefit in 1994 is primarily attributed to operating losses on the state level resulting in loss carrybacks.

     Deferred tax benefits increased to $28.5 million in 1994 from $4.5 million in 1993, as a result of a reduction in the Company's net deferred tax liabilities. The increase in the tax benefit for 1994 as compared to 1993 primarily relates to the write-down of hotel contracts (see Note 19 - Goodwill and Hotel Contracts). The Company has recognized deferred tax assets only to the extent such assets can be realized through future reversals of existing taxable temporary differences. As of December 31, 1994 the net operating loss carryforwards for federal income tax purposes were $285 million.

     Loss before extraordinary items increased to $254.3 million in 1994 from $43.1 million in 1993, an increase of $211.2 million. The net loss for 1994 includes a one-time charge of $196.3 million for the revaluation of hotel contracts and patent costs. See Note 19 - Goodwill and Hotel Contracts.

YEAR ENDED DECEMBER 31, 1993 ("1993") COMPARED TO YEAR ENDED DECEMBER 31, 1992 ("1992")

     Total revenues decreased to $163.0 million in 1993 from $168.6 million in 1992, a decrease of $5.6 million or 3.3% primarily due to the reduction of installed hotel rooms and certain price reductions of non-PPV services in connection with long-term contract renewals. Of the total revenues reported in 1993, 82.7% were revenues from pay-per-view, 11.0% were from free-to-guest, 6.3% were from interactive services and other revenue sources.

     Pay-per-view revenues decreased to $134.8 million in 1993 from $136.5 million in 1992, a decrease of $1.7 million or 1.3%. This decrease in pay-per-view revenues in part reflected the decrease in the number of rooms served, which resulted in an approximate $11.1 million decrease in revenue and was substantially offset by an increase in RER, contributing $10.3 million in 1993 PPV revenues.

     Free-to-guest revenues decreased to $17.9 million in 1993 from $21.3 million in 1992, a decrease of $3.4 million or 16.0%. This decrease primarily reflects negotiated price reductions in connection with certain PPV hotel contract renewals.

     Other revenues decreased to $10.3 million in 1993 from $10.8 million in 1992, a decrease of $517,000 or 4.8%. This decrease is primarily due to decreases in interactive revenues from price reductions granted in connection with certain PPV contract renewals.

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

     Technology and field service charge reflects the one-time costs due to changes in technology and field service operations in connection with the EDS Service and Technology Agreement. The Company has recorded costs in the amount of $7.0 million for the write-off of obsolete equipment (primarily videotape players and obsolete microprocessing equipment) and personnel related costs associated with the reorganization of the Company's field service operations.

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

     Contracted service costs were $1.7 million in 1993 representing charges under the EDS Service and Technology Agreement for field service and network service (in connection with the implementation of the CDV Satellite Network) during the fourth quarter of 1993.

     Selling and marketing expenses increased to $5.1 million in 1993 from $4.2 million in 1992, an increase of $855,000 or 20.4%. Sales costs increased approximately $0.2 million due to increases in sales personnel and sales commissions. Marketing costs increased approximately $0.7 million due to activities associated with public relations and the promotion of new products.

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

     Current income tax expense, comprised of state and foreign income tax expense, decreased to $1.7 million in 1993 from $2.2 million in 1992, a decrease of $508,000 or 22.6%, due to decreased state income taxes primarily as a result of lower operating income. The Company recognized deferred tax benefits in the amount of $4.5 million in 1993 and $7.5 million in 1992 as a result of the reduction in the Company's net deferred tax liabilities. The $3.0 million decrease in the tax benefit was due to a reduction in the amount of net operating loss carryforwards which the Company will be able to recognize in future periods. The Company has recognized deferred tax assets only to the extent such assets can be realized through future reversals of existing taxable temporary differences. As of December 31, 1993 the net operating loss carryforwards for federal income tax purposes were $254.0 million.

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

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     Cash and Cash Equivalents were $1.3 million and $14.3 million at December 31, 1994 and 1993, respectively. During 1994 the Company used net funds generated from operating cash flow (earnings before interest, taxes, depreciation, amortization and exchange gain/loss) of $19.1 million, net funds generated from working capital of $21.1 million (primarily the deferral of payments for purchases of equipment and services under the EDS Service and Technology Agreement), borrowings of $12.5 million and cash on hand to repay obligations under capital leases of $4.2 million, cash interest payments of $3.5 million, state and foreign income taxes of $0.6 million and cash capital expenditures of $57.4 million.

     Installations in process and completed systems are $295.6 million at December 31, 1994. Capital expenditures for 1994 were $86.9 million (including those purchased under capital leases of $13.5 million and $16.0 million of purchases to be converted to operating leases on January 1, 1995). Capital expenditures in 1994 are largely comprised of $20.5 million for the installation of the CDV Satellite Network systems, $12.9 million for Digital Guest Choice systems, $20.5 million for televisions installed at hotel sites and $7.1 million for personal computers installed in connection with SPEXIS. The remaining capital expenditures are for Guest Choice installations ($3.8 million), refits to the SpectraMate room unit ($8.6 million) and other capital in support of the Company's business needs.

     Accounts payable was $48.8 million at December 31, 1994 as compared to $12.3 million at December 31, 1993. Included in the 1994 balance is approximately $32.6 million payable to EDS and its affiliates for equipment purchases and services in connection with the EDS Service and Technology Agreement. Other accrued liabilities were $21.5 million at December 31, 1994 as compared to $10.9 million at December 31, 1993. Included in the accrued liabilities balance at December 31, 1994 are estimated additional amounts due for equipment and services payable to EDS, primarily in connection with Digital Guest Choice installation during the last quarter of 1994 in the amount of $8.0 million. On January 1, 1995 the Company entered into an agreement (the "Special Provisions Agreement") with regards to $16.0 million of the amount outstanding for purchases of components ("EDS Equipment Lease") and $24.6 million due for services rendered under the EDS Service and Technology Agreement ("EDS Services Note"). The EDS Services Note accrues interest at 11.5% per annum with payment due in full on or before August 31, 1995. Additionally, the Company is required to make minimum payments of $500,000 for each of January, February and March 1995 for current (1995) service fees. To the extent current service fees exceed these payments made during this period, the excess will be due and payable on August 31, 1995. Notwithstanding the above, 10% of the proceeds from the sale of any of the Company's significant assets, as defined, must be applied to the EDS Services Note. Accordingly, $16.0 million of system components classified in video systems and the related liability classified in accrued liabilities and accounts payable at December 31, 1994, will be accounted for as an operating lease effective January 1, 1995.

     EBITDA (earnings before interest, taxes, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges) for 1994 was $19.1 million as compared to 1993 operating cash flow of $55.8 million. The Company believes the decrease is primarily due to revenues lost and costs incurred in 1994 due to the technology change over, costs of severance for replacement of the executive management and significant loss in the number of installed hotel rooms with pay-per-view service. The Company expended $57.4 million in cash capital expenditures (excluding $13.5 million of capital expenditures funded through capital leases and $16.0 million of equipment under the EDS Equipment Lease) of which $33.4 million was used to refit a significant portion of the Company's installed systems with the new STARPATH technology including Digital Guest Choice. The Company anticipates cash capital expenditure requirements to be approximately $30 million in 1995.

     The Company has total liabilities of approximately $596.0 million and assets of $243.0 million. The Company's cash flow from operations in 1995 will not be sufficient to satisfy its known demands for cash. The Company has no borrowing availability under its current revolving line of credit to meet its cash flow shortfalls. Additionally the Company is not in compliance with certain financial covenants under the terms of the revolving credit facility with an outstanding balance of $12.5 million. The lenders under the revolving credit facility may, at their option, give notice to the Company that amounts owed are immediately due and payable, and the Company does not have sufficient resources to repay this obligation. The Company is also a defendant in a purported class action complaint. Discovery has not yet begun in the case, and the outcome cannot be predicted with any certainty. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. However, the Company is currently unable to determine the sufficiency of its resources with respect to any material adverse effects of an unsuccessful
defense of the suit.   See Note 14 included in Part II, Item. 8 "Financial
Statements and Supplementary Data." The Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. See Part II, Item. 8 "Financial Statements and Supplementary Data."

     In February 1995, the Company retained a financial advisor and announced its plans to restructure its debt and equity. The Company is also seeking new sources of capital to remedy its liquidity deficiency, including obtaining a new bank credit facility and potentially the sale of certain of its foreign businesses. If the restructuring is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report

         Consolidated Statements of Financial Position at December 31, 1994 and 1993

         Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

         Notes to the Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Stockholders
SpectraVision, Inc.:


We have audited the accompanying consolidated financial statements of SpectraVision, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraVision, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 3 and 8, the Company has debt substantially in excess of its assets, is not in compliance with certain financial covenants of its Revolving Credit Facility and currently does not have sufficient resources to meet its debt service requirements in 1995, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters
are discussed in note 3.   The Company is also unable to determine the
sufficiency of its resources with respect to any material adverse effects of a purported class action complaint discussed in note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.



                              KPMG Peat Marwick LLP
March 10, 1995
Dallas, Texas

                              SPECTRAVISION, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)



                                                                                                  December 31,
                                                                                   -----------------------------------------
                                                                                         1994                       1993
                                                                                   -------------              -------------
ASSETS
  Cash and Cash Equivalents                                                        $     1,317                 $    14,285
  Accounts Receivable (net of allowance for doubtful accounts
    of $1,072 and $967 for 1994 and 1993, respectively)                                 20,417                      18,060
  Debt Issuance Costs (net)                                                              6,797                       8,058
  Prepaids and Other Assets                                                              8,933                       9,569


  Video Systems
    Installations in-process                                                            38,144                      28,157
    Completed systems                                                                  257,484                     211,781
                                                                                    -----------                 -----------
                                                                                       295,628                     239,938
    Less accumulated depreciation and amortization                                    (149,045)                   (141,253)
                                                                                    -----------                 -----------
  Total Video Systems                                                                  146,583                      98,685


  Building and Equipment
    Building                                                                             4,294                       4,241
    Furniture, fixtures and other equipment                                              6,887                       5,260
                                                                                    -----------                 -----------
                                                                                        11,181                       9,501
    Less accumulated depreciation                                                       (4,965)                     (4,747)
                                                                                    -----------                 -----------
   Total Building and Equipment                                                          6,216                       4,754


   Land                                                                                  2,559                       2,559
   Hotel Contracts (net)                                                                50,000                     253,508
                                                                                    -----------                 -----------
TOTAL ASSETS                                                                       $   242,822                 $   409,478
                                                                                    ===========                 ===========











        See Accompanying Notes to the Consolidated Financial Statements

                              SPECTRAVISION, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                   (Dollars in thousands, except share data)



                                                                                                     December 31,
                                                                                     ------------------------------------------
                                                                                           1994                        1993
                                                                                     -------------               --------------
LIABILITIES AND  STOCKHOLDERS' DEFICIT
  Liabilities

     Accounts Payable                                                                 $    48,807                 $    12,348
     Accrued Liabilities
       Interest                                                                             3,413                       2,598
       Technology and Field Service  Charge                                                     -                       6,629
       Compensation                                                                         4,495                       3,122
       Other                                                                               21,522                      10,949
     Income Taxes                                                                             290                         660
     Deferred Income Taxes                                                                  6,757                      35,229

     Debt
       Bank Credit Facility                                                                12,500                           -
       Canadian Bank Credit Facility                                                        7,350                       7,350
       11.5% Senior Discount Notes                                                        172,295                     154,055
       11.65% Senior Subordinated Reset Notes                                             294,768                     260,795
       Capitalized Lease Obligations                                                       23,492                      14,028
       Other Debt                                                                             158                         329
                                                                                       -----------                 -----------
     Total Debt                                                                           510,563                     436,557
                                                                                       -----------                 -----------
Total Liabilities                                                                         595,847                     508,092

Contingent Value Rights                                                                    20,000                      20,000

Stockholders' Deficit

     Class A Common Stock - $0.001 par value, authorized 6,000,000 shares, issued and outstanding 4,593,526 and 4,745,526 shares
        at December 31, 1994 and 1993,  respectively.                                           5                           5
     Class B Common Stock - $0.001 par value, authorized 144,000,000 shares, issued and outstanding 19,390,379 and 19,238,379 shares
            at December 31, 1994 and 1993, respectively.                                       19                          19
     Additional Paid in Capital                                                           392,185                     392,185
     Retained Deficit                                                                    (765,729)                   (511,445)
     Foreign Currency Translation Adjustment                                                  495                         622
                                                                                       -----------                 -----------
     Total Stockholders' Deficit                                                         (373,025)                   (118,614)
                                                                                       -----------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $   242,822                 $   409,478
                                                                                       ===========                 ===========










        See Accompanying Notes to the Consolidated Financial Statements

                              SPECTRAVISION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                            Year Ended December 31,
                               ------------------------------------------------
                                   1994             1993               1992
                               -------------    ------------      -------------

Revenues                      $     143,547    $    162,993      $     168,621
Costs and Expenses
    Direct costs                     57,916          58,834             56,528
    Depreciation and
     amortization                    50,534          44,103             54,050
    Write-off of goodwill                 -               -            218,453
    Write-down of hotel
     contracts                      196,256               -                  -
    Technology and field
     service charge                       -           7,000                  -
    Loss on sale of
     manufacturing assets
     and inventory                        -             649                  -
    Operating expenses               13,304          24,583             25,282
    Contracted service
     costs                           21,029           1,716                  -
    Selling and marketing
     expenses                         8,741           5,054              4,199
    General and
     adminstrative expenses          19,595          15,431             15,990
    Research and
     development (net)                3,814           1,585              1,319
    Exchange loss                       581             833              1,404
                               -------------    ------------      -------------
    Total costs and expenses        371,770         159,788            377,225
                               -------------    ------------      -------------

Operating Income (Loss)            (228,223)          3,205           (208,604)

    Interest expense (net)           54,981          48,990             66,905
                               -------------    ------------      -------------

Loss Before Income Taxes,
 Extraordinary Items and
    Cumulative Effect of
     Change in Accounting
     Principle                     (283,204)        (45,785)          (275,509)

Income Taxes
    State and foreign
     provision (benefit)               (448)          1,739              2,247
    Deferred benefit                (28,472)         (4,467)            (7,514)
                               -------------    ------------      -------------
Total Income Tax Benefit            (28,920)         (2,728)            (5,267)
                               -------------    ------------      -------------

Loss Before Extraordinary
 Items and Cumulative
    Effect of Change in
     Accounting Principle          (254,284)        (43,057)          (270,242)

Extraordinary Items
    Loss from debt
     extinguishment                       -          (2,699)                 -
    Gain on debt
     restructuring                        -               -             23,378
                               -------------    ------------      -------------

Total Extraordinary Items                 -          (2,699)            23,378

Cumulative Effect of
 Change in Accounting
 Principle                                -               -            (28,498)
                               -------------    ------------      -------------

Net Loss                           (254,284)        (45,756)          (275,362)

Preferred Stock Dividend                  -               -            (21,878)
                               -------------    ------------      -------------

Net Loss Applicable to
 Common Stockholders          $    (254,284)   $    (45,756)     $    (297,240)
                               =============    ============      =============

Loss Per Common Share:
    Before extraordinary
     items and cumulative
     effect of
     accounting change        $      (10.60)   $      (2.37)     $     (166.31)

    Extraordinary items                   -           (0.15)             13.31

    Cumulative effect of
     accounting change                    -               -             (16.22)
                               -------------    ------------      -------------
    Net Loss                  $      (10.60)   $      (2.52)     $     (169.22)
                               =============    ============      =============

        See Accompanying Notes to the Consolidated Financial Statements

                              SPECTRAVISION, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Dollars in thousands)


                                            Year Ended December 31,
                                  ---------------------------------------------
                                       1994            1993            1992
                                  --------------   -------------   ------------
16% Cumulative Preferred
 Stock
    Beginning balance            $            -   $           -   $        105
    Stock dividend                            -               -              9
    Exchange of preferred
     stock for common stock                   -               -           (114)
                                  --------------   -------------   ------------
    Ending Balance               $            -   $           -   $          -
                                  --------------   -------------   ------------

Class A Common Stock
    Beginning balance                         5               5              -
    Issued in restructuring                   -               -              5
                                  --------------   -------------   ------------
    Ending Balance               $            5   $           5   $          5
                                  --------------   -------------   ------------

Class B Common Stock
    Beginning balance                        19              11              -
    Issued in public
     offering                                                 8              -
    Issued in restructuring                   -               -             11
                                  --------------   -------------   ------------
    Ending Balance               $           19   $          19   $         11
                                  --------------   -------------   ------------

Additional Paid in Capital
    Beginning balance                   392,185         314,544        341,174
    Issued in public
     offering                                 -          77,641              -
    Preferred stock
     dividends                                -               -         21,860
    Capital contribution                      -               -          1,800
    Issued in restructuring                   -               -         67,723
    Cancellation of
     preferred stock in
     restructuring                            -               -       (112,936)
    Contingent value
     rights valuation
     adjustment                               -               -         (5,077)
                                  --------------   -------------   ------------
    Ending Balance               $      392,185   $     392,185   $    314,544
                                  --------------   -------------   ------------

Retained Deficit
    Beginning balance                  (511,445)       (465,689)      (281,385)
    Net loss                           (254,284)        (45,756)      (275,362)
    Preferred stock
     dividend                                 -               -        (21,878)
    Cancellation of
     preferred stock in
     restructuring                            -               -        112,936
                                  --------------   -------------   ------------
    Ending Balance               $     (765,729)  $    (511,445)  $   (465,689)
                                  --------------   -------------   ------------

Translation Adjustment
    Beginning balance                       622             206              5
    Translation adjustment                 (127)            416            201
                                  --------------   -------------   ------------
    Ending Balance               $          495   $         622   $        206
                                  --------------   -------------   ------------

Total Stockholders' Deficit      $     (373,025)  $    (118,614)  $   (150,923)
                                  ==============   =============   ============




        See Accompanying Notes to the Consolidated Financial Statements

                              SPECTRAVISION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                                   Year Ended December 31,
                                                           -----------------------------------------
                                                              1994          1993            1992
                                                           -----------   -----------    ------------

Operating Activities:
  Net loss                                                $  (254,284)  $   (45,756)   $   (275,362)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                              50,534        44,103          54,050
    Loss on sale of manufacturing
      assets and inventory                                          -           649               -
    Payment of 1992 Restructuring
      costs                                                         -        (9,236)         (7,802)
    Payment of 1993 Debt issuance
      costs                                                         -        (8,417)              -
    Other non-cash items:
      Write-off of goodwill                                         -             -         218,453
      Write-down of hotel
        contracts                                             196,256             -               -

      Technology and field service
        charge                                                      -         7,000               -
      Cumulative effect of
        accounting change                                           -             -          28,498
      Deferred income tax benefit                             (28,472)       (4,467)         (7,514)
      Extraordinary loss from debt
        extinguishment                                              -         2,699               -
      Extraordinary gain on debt
        restructuring                                               -             -         (23,378)
      Decrease in accrued
        interest paid in kind                                       -             -          (8,226)
      Conversion of non-cash
        interest to secondary
        notes                                                  33,973             -          39,611
      Accretion of discount on
        senior notes                                           18,240         4,074               -
      Amortization of debt issuance costs                       1,261         1,055           2,536
      Exchange loss                                               581           833           1,404
      Other items (net)                                          (948)           86             283
    Increase (decrease) in:
      Accounts payable                                         27,463         1,377          (6,146)
      Accrued interest                                            816        (1,248)         10,884
      Other accrued liabilities                                (2,138)        2,374            (556)
      Income taxes payable                                       (370)         (124)           (341)
    Decrease (increase) in:
      Accounts receivable                                      (2,504)          559             675
      Prepaids and other assets                                 (4,243)        2,282            (178)
                                                             -----------   -----------     ----------
  Total adjustments                                            290,449        43,599         302,253
                                                             -----------   -----------     ----------
Net cash provided by (used
 in) operating activities                                   $   36,165    $   (2,517)     $   26,891
                                                             -----------   -----------     ----------







        See Accompanying Notes to the Consolidated Financial Statements

                              SPECTRAVISION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 1994           1993           1992
                                                                             ------------  --------------  ------------
Investing Activities:
    Proceeds from sale of manufacturing assets
     and inventory                                                          $         -   $       5,201   $         -
    Decrease (increase) in raw materials                                              -            (313)           43
    Cost of in-process systems and capital
     expenditures                                                               (57,362)        (36,097)      (27,195)
                                                                             ------------  --------------  ------------
Net cash used in investing  activities                                      $   (57,362)  $     (31,209)  $   (27,152)
                                                                             ------------  --------------  ------------

Financing Activities:
    Borrowings under Revolving Credit Facility                              $    12,500   $           -   $         -
    Borrowings under Supplemental Bank Credit
     Facility                                                                         -          23,000        13,000
    Repayment of Supplemental Bank Credit Facility                                    -         (31,000)      (15,000)
    Repayment of Bank Credit Facility                                                 -        (180,120)      (20,000)
    Repayment of other debt and capitalized leases                               (4,187)         (1,432)         (930)
    Issuance of class A common stock                                                  -               -        24,600
    Issuance of class B common stock                                                  -          84,150         8,198
    Stock issuance costs                                                              -          (6,501)            -
    Issuance of senior discount notes                                                 -         149,981             -
    Preferred stock dividend - fractional shares                                      -               -            (9)
                                                                             ------------  --------------  ------------
Net cash provided by financing activities                                   $     8,313   $      38,078   $     9,859
                                                                             ------------  --------------  ------------
Effect of exchange rate changes on cash                                             (84)            (20)          (54)
                                                                             ------------  --------------  ------------
Net Increase (Decrease) in cash and cash equivalents                            (12,968)          4,692         9,544

Cash and cash equivalents at beginning of period                                 14,285           9,593            49
                                                                             ------------  --------------  ------------
Cash and cash equivalents at end of period                                  $     1,317   $      14,285   $     9,593
                                                                             ============  ==============  ============



        See Accompanying Notes to the Consolidated Financial Statements

                              SPECTRAVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     SpectraVision, Inc., (the "Company" or "SpectraVision"), previously known as SPI Holding, Inc., is the leading provider of in-room entertainment services to the lodging industry and conducts all operations through Spectradyne, Inc., and Spectradyne's wholly-owned foreign subsidiaries. Founded in 1971, the Company originally developed and patented a system, known as "SpectraVision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

     From September 1979 until October 1987, Spectradyne, Inc. ("Spectradyne"), a Texas corporation, was a public company whose common stock was traded on the NASDAQ over-the-counter market. In October 1987, SpectraVision, Inc. acquired all of the outstanding stock of Spectradyne in a highly leveraged transaction following which Spectradyne remained the surviving entity and a wholly owned subsidiary of the Company (the "1987 Acquisition"). On April 12, 1989, DP Acquisition Corp., ("DP"), a company controlled by Mr. Marvin Davis, acquired all of the outstanding common stock of SpectraVision (the "1989 Acquisition"). In December, 1990, DP was dissolved into its parent, Rainbow Company ("Rainbow"), a partnership controlled by Mr. Marvin Davis. On September 17, 1992, after obtaining the necessary votes on a prepackaged joint plan of reorganization, the Company and certain of its subsidiaries, including SPI Newco, Inc. ("SPI Newco") and Spectradyne filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the District of Delaware. On October 29, 1992, the Bankruptcy Court issued an order confirming the plan of reorganization (the "Reorganization Plan"). On November 23, 1992, the Reorganization Plan became effective, and the Company completed a restructuring of its debt and capital structure (the "1992 Restructuring"). The 1992 Restructuring included, among other things, (i) the purchase by Rainbow of 4,995,864 shares of Class A Common Stock, (ii) the exchange of previously outstanding 14.875% reset notes for $260.8 million of 11.5% Senior Subordinated Reset Notes, due 2002 ("Reset Notes"), (iii) the exchange of previously outstanding 14.75% debentures for newly issued Class B Common Stock and (iv) the exchange of previously outstanding preferred stock for shares of Class B Common Stock and Contingent Value Rights ("CVRs").

     On October 5, 1993 the Company issued 7,650,000 shares (including 650,000 shares exercised under an over-allotment option) of its Class B Common Stock and $209.5 million aggregate principal amount of 11.5% Senior Discount Notes, due 2001 (the "Senior Notes") through a public offering, (the debt and equity offerings referred to herein as the "1993 Offerings") resulting in net proceeds to the Company of $223.8 million. The net proceeds from the 1993 Offerings were used to refinance an aggregate principal amount of $182.6 million of outstanding obligations under the Company's previous senior bank loan (the "Bank Credit Facility") and previous revolving credit loan (the "Supplemental Credit Facility") and were used for general corporate purposes, including funding capital expenditures required for the implementation of the EDS Service and Technology Agreement and the Company's expansion plans (see Note 4 - EDS Service and Technology Agreement). In connection with the common stock offering, the underwriters exercised an over-allotment option and purchased 400,000 shares of Class B Common Stock from Rainbow upon Rainbow's conversion of 400,000 shares of Class A Common Stock. The Company did not receive any of the proceeds from the shares sold by Rainbow.

     Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision and its subsidiaries, including SPI Newco, its direct subsidiary, and Spectradyne, the direct subsidiary of SPI Newco, as well as, Spectradyne's foreign operating subsidiaries.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND CONSOLIDATION: The Company owns and operates pay-per-view movie systems and provides satellite delivered free-to-guest sports, news and entertainment to the hotel industry. The Company has operating subsidiaries in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand and Australia. The consolidated financial statements include the accounts of SpectraVision and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH FLOWS: For purposes of the Statements of Cash Flows, the Company considers all certificates of deposit and debt instruments with original maturities of three months or less to be cash equivalents.

     VIDEO SYSTEMS, BUILDING AND EQUIPMENT: Video systems, building and equipment are stated at cost. Capital leases are recorded at the inception of the lease at the lower of the discounted present value of future minimum lease payments or the fair value of the property. Installed video systems include $28,249,000 and $14,765,000 of equipment, primarily televisions, under capital leases at December 31, 1994 and 1993, respectively. Accumulated amortization of such leased equipment was $4,465,000 and $1,146,000 at December 31, 1994 and 1993, respectively. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, is computed by the straight-line method over the estimated useful lives of the assets or the
initial terms of the leases.   Depreciation and amortization expense related to
video systems, building and equipment, was $37,288,000 for 1994, $31,220,000 for 1993 and $36,269,000 for 1992. Prior to installation, in-process video systems are stated at cost, and depreciation of video systems begins when the system is installed and activated. The Company capitalized interest related to the installation of video systems and related equipment of $2,892,000 for the year ended December 31, 1994.

     INTANGIBLE ASSETS: In connection with the 1989 Acquisition, hotel contracts were recorded at fair value and are amortized on a straight-line basis over 25 years. The Company routinely assesses the propriety of the carrying amount of hotel contracts through a future cash flows method as well as the amortization period to determine whether circumstances warrant adjustment to the carrying amount or estimated useful life. Accumulated amortization related to the hotel contracts was zero at December 31, 1994 and $58,950,000 at December 31, 1993. Amortization expense was $12,498,000 for each of 1994, 1993 and 1992. Pursuant to the adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109") discussed below, the carrying amount of hotel contracts was increased, effective January 1, 1992, by $18.7 million (net of $2.3 million of accumulated amortization). At December 31, 1994 the carrying amount of hotel contracts was decreased. (See Note 19 - Goodwill and Hotel Contracts).

     MAINTENANCE AND REPAIRS: Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in results of operations.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     INCOME TAXES: In February 1992, the Financial Accounting Standards Board issued Statement No. 109 -"Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of operations.

     FOREIGN CURRENCY TRANSLATION: For translation of its international currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of the international subsidiaries are translated at the rate of exchange in effect at period end. Results of operations are translated at the approximate rate of exchange in effect during the period. The translation adjustment is shown as a separate component of stockholders' deficit. The US dollar denominated balances of the international subsidiaries are restated at the rate of exchange at year end and any resulting gains or losses, other than gains/losses on intercompany balances, are included in the results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993. Cash and cash equivalents, accounts receivable and accounts payable have been excluded since the carrying amounts reported in the accompanying consolidated statements of financial position approximate fair values.

                                               At December 31, 1994             At December 31, 1993
                                               --------------------             --------------------
                                                Carrying   Fair                  Carrying   Fair
                                                 Amount    Value                  Amount    Value
                                                --------   -----                 --------   -----

Financial liabilities:
 Revolving Credit Facility (Note 8)             $ 12,500  $12,500                    -         -

 Canadian Bank Credit Facility (Note 8)         $  7,350  $ 7,350                $  7,350  $  7,350

 Senior Discount Notes (Note 8)                 $172,295  $75,800                $154,055  $154,055

 Senior Subordinated Reset Notes (Note 8)       $294,768  $29,500                $260,795  $265,200

 Contingent Value Rights, net (Note 11)         $ 14,923  $   800                $ 14,923  $ 11,900

 Interest Rate Protection Agreement (Note 8)    $     -   $    -                 $     23  $     23

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The fair value of the Revolving Credit Facility at December 31, 1994 and the Canadian Credit Facility at December 31, 1994 and 1993 approximated the carrying amount because the facilities bear interest at current market rates.

     The fair value of the Senior Discount Notes and Reset Notes at December 31, 1994 was estimated using recent market transaction information. The fair value of the Senior Discount Notes at December 31, 1993 approximated the carrying amount because the Senior Discount Notes were issued in October 1993. The fair value of the Reset Notes at December 31, 1993 is based upon the interest rate reset on November 23, 1993 to cause the market value of the Reset Notes to equal 101.7% of the principal amount. The fair value of the Contingent Value Rights at December 31, 1994 and 1993 is based upon quoted market prices. The fair value of the Interest Rate Protection Agreement approximates the carrying amount at December 31, 1993.

NOTE 3 - 1995 RESTRUCTURING

     At December 31, 1994 the Company had $243 million in assets with $511 million in debt. Operating cash flow (earnings before interest, taxes, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges for 1994 was $19.1 million as compared to 1993 operating cash flow of $55.8 million. The Company believes the decrease is primarily due to revenues lost and costs incurred in 1994 due to the technology change over, costs of severance for replacement of the executive management and significant loss in the number of installed hotel rooms with pay-per-view service. The Company expended $57.4 million in cash capital expenditures (excluding $13.5 million of capital expenditures funded through capital leases and $16.0 million of equipment under the EDS Equipment Lease) of which $33.4 million was used to refit a significant portion of the Company's installed systems with the new STARPATH technology including Digital Guest Choice. The Company anticipates cash capital expenditure requirements to be approximately $30 million in 1995. The Company's operating cash flow in 1995 will not be sufficient to satisfy its known demands for cash.

     At December 31, 1994 the Company was not in compliance with the financial covenants under the terms of the Revolving Credit Facility with an outstanding balance of $12.5 million. The lenders under the Revolving Credit Facility may, at their option, give notice to the Company that amounts owed are immediately due and payable. The Company currently does not have sufficient resources to repay this obligation. Further, the Company will not have sufficient resources to service its outstanding debt including interest payments of $18.0 million on the 11.65% Senior Subordinated Reset Notes ("Reset Notes") due December 1, 1995, payment of the EDS Services Note due August 31, 1995 and payment of the Canadian Bank Credit Facility due June 30, 1995.

     In February 1995, the Company retained a financial advisor and announced its plans to restructure its debt and equity. The Company is also seeking new sources of capital to remedy its liquidity deficiency, including obtaining a new bank credit facility and potentially the sale of certain of its foreign businesses. If the restructuring is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 4 - EDS SERVICE AND TECHNOLOGY AGREEMENT

     The Company is exploring various plans to restructure its debt and capital. Additionally, the Company must seek new sources of capital to remedy its liquidity deficiency. If the restructuring is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On July 28, 1993, the Company entered into a ten year exclusive agreement with Electronic Data Systems ("EDS") to install the first digital video system in the hotel PPV industry. Under this agreement, EDS and the Company began installing a Compressed Digital Video ("CDV") satellite movie transmission system, STARPATH, throughout most of the Company's current and future U.S. hotel sites. STARPATH replaces the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location and which technology has been used since the Company's inception in 1971. EDS and the Company have also installed a new digital video on-demand movie system utilizing video file servers, "Digital Guest Choice" in 100 select hotels.
Also, included in the STARPATH technology is the Company's development of a UNIX based integrated computer system ("SPEXIS") which is installed in conjunction with the Company's PPV systems and will enable the Company to provide enhanced interactive services. In connection with the installation of the STARPATH system, EDS and the Company entered into a contract for EDS to perform all of the field service functions beginning in April 1994. The transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance of existing PPV rooms (particularly those with tape-based PPV systems) concurrent with rapid installation of the CDV sites. The Company is currently in the process of establishing a strong internal customer care function that will transition control of the technical field service function to the SpectraVision customer care representatives. The Company believes that this will enable it to provide more attentive and responsive support to its hotel customers.

     The Company pays EDS (i) a fixed fee for network services which includes satellite uplink, customer assistance service and management information services; (ii) a fixed fee (which fee increases and decreases as the number of the Company's hotels served increases and decreases) for field services and maintenance of the Company's hotel systems; and (iii) a fixed monthly fee for transponder access, time and related services for transmission of movies. Assuming a fixed number of hotels served of 1,750 sites, these contracted service fees would be approximately $23.0 million, $21.6 million, $20.3 million for the years ended December 31, 1995, 1996, 1997, respectively, and $20.3 million each year thereafter through September 30, 2003. The Company also has committed to purchase certain system components, such as personal computers, integrated receiver/decoders ("IRDs") and antennae from EDS or its affiliate in connection with deployment of the CDV Satellite Network and digital file servers in connection with Digital Guest Choice. The Company has incurred total purchases to date from EDS for these components of approximately $28 million.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     At December 31, 1994 the Company had amounts payable to EDS for equipment purchased during 1994 in connection with the technology change, primarily IRDs, antenna and Digital Guest Choice file servers in the amount of $16.0 million.
On January 1, 1995 the Company entered into a special provisions agreement (the "Special Provisions Agreement") with regards to $16 million of outstanding for purchases of components ("EDS Equipment Lease") and $24.6 million due for services rendered under the EDS Service and Technology Agreement ("EDS Services Note"). The EDS Services Note accrues interest at 11.5% per annum with payment in full on or before August 31, 1995. Additionally, the Company is required to make minimum payments of $500,000 for each of January, February and March 1995 for current (1995) service fees. To the extent these current fees exceed the payments made during this period, the excess will be due and payable on August 31, 1995. Notwithstanding the above, 10% of the proceeds from the sale of any of the Company's significant assets, as defined, must be applied to the EDS Services Note. Accordingly, $16.0 million of system components classified in video systems at December 31, 1994, will be accounted for as an operating lease effective January 1, 1995. Included in Note 13 - Commitments under operating leases are the amortized payments under the EDS Equipment Lease in the amount of $5,638,000 in each year ending December 31, 1995, 1996 and 1997.

     As a result of the changes in technology and field service operations, the Company accrued charges in the amount of $7.0 million in its results of operations for the year ended December 31, 1993 for the write-off of obsolete equipment (primarily videotape players and obsolete microprocessing equipment), and personnel related costs associated with the transition of the Company's field service operations. Approximately $3.9 million were non-cash charges attributable to the write-down of obsolete equipment and $3.1 million was due to costs of severance and incentives to field operation personnel and costs related to the closing of field service offices. Upon execution of the EDS Service and Technology Agreement the Company's management determined the impact on operations including obsolete equipment and personnel reductions and accordingly recorded the estimation of these costs in the results of operations for 1993. The cash charges were paid during 1994.



NOTE 5 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES


                                                                    Year ended December 31,
                                                                 ------------------------------

                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                     (Dollars in thousands)
 Cash interest paid                                             $ 3,463     $43,854     $22,075
 State and foreign income taxes paid                            $   612     $ 2,191     $ 2,699
 Non-cash investing and financing activities:
  Accrued liabilities exchanged for equity                      $     -     $-          $ 1,800
  Payment of preferred stock dividend in kind                   $     -     $-          $21,878
  Issuance of common stock and CVRs in exchange for debt
   pursuant to the 1992 Restructuring                           $     -     $-          $32,084
  Capital lease obligation incurred on lease of equipment       $13,484     $12,915     $ 2,511
  Accrued proceeds from sale of notes for common stock          $     -     $     -     $ 6,269
  EDS equipment lease to be incurred (Note 3)                   $16,000     $     -     $     -

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 6 - EXTRAORDINARY ITEMS

     In connection with the 1993 Offerings, a portion of the proceeds was used to extinguish the Bank Credit Facility and Supplemental Credit Facility originally due in 1998. The unamortized debt issuance cost of $2.7 million was expensed resulting in an extraordinary loss on extinguishment of debt.

     In connection with the 1992 Restructuring, the Company issued 6,253,004 shares of Class B Common Stock in exchange for outstanding debentures originally due in 2002. An extraordinary gain on extinguishment of debt in the amount of $38.1 million, net of related unamortized debt issuance costs of $2.7 million, was recognized. Additionally, the portion of costs relating to the debt refinancing in the 1992 Restructuring of $14.7 million was recorded, resulting in a net gain from debt restructuring of $23.4 million.

NOTE 7 - LOSS PER COMMON SHARE

     The loss per common share is calculated on the weighted average number of common shares outstanding for the period. Common stock warrants and stock options are not included in the computation as their effect is anti-dilutive. The net loss has been adjusted to give effect to the preferred stock dividend issued each period through June 30, 1992. The average shares outstanding have been restated in 1992 to reflect the effect of the 1-for-20 reverse stock split effective on June 30, 1992. See Note 12 - Stockholders' Deficit. The weighted average number of common shares outstanding and the preferred stock dividend for each period are as follows (dollars in thousands):

                          Average Shares         Preferred Dividend
                          --------------         ------------------
                 1994:      23,983,905                $      -
                 1993:      18,178,289                $      -
                 1992:       1,756,518                $ 21,878

     The unaudited supplementary loss and loss per share of common stock before extraordinary item and cumulative effect of change in accounting principle for the year ended December 31, 1992, after giving effect to the 1992 Restructuring as of the beginning of the year, was $254.3 million and $15.57 per share, respectively. Unaudited supplementary loss and loss per share of common stock before extraordinary item for the year ended December 31, 1993, after giving effect to the 1993 Offerings as of the beginning of the year, was $45.3 million and $1.89 per share, respectively.

NOTE 8 - DEBT

     Revolving Credit Facility: Concurrent with the 1993 Offerings, the Company obtained a revolving credit facility with borrowing availability of $20 million with two financial institutions (the "Revolving Credit Facility"). The Revolving Credit Facility includes a letter of credit sub-facility of up to $10 million including a letter of credit in the amount of $7.5 million (the "Standby Letter of Credit") supporting the Canadian Bank Credit Facility, described below. At March 10, 1995, the Company had no borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility matures October 5, 1997. All outstanding loans bear interest at the Company's option at either (i) the highest of prime rate plus 1.25%, CD rate plus 2.25% and federal funds rate plus 1.75% or (ii) Eurodollar rate plus 3.75%. Interest on loans bearing interest at the rate set forth in clause (i) above will be payable quarterly in arrears and interest on Eurodollar loans will be payable at the earliest of either three months or the end of the applicable interest period. At December 31, 1994 there was $12,500,000 outstanding under the Revolving Credit Facility at 10.75%.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Revolving Credit Facility is secured by a pledge of the outstanding stock of Spectradyne and SPI Newco and assets of the Company and all of its direct and indirect subsidiaries. The Revolving Credit Facility is senior to the Reset Notes and CVRs and pari passu in right of payment with the Senior Notes.

     The Revolving Credit Facility contains various customary covenants including the maintenance of certain financial ratios, limitation on capital expenditures and capital leases, limitations on dividends or distributions on equity and other junior securities of the Company and prohibits the Company from making any cash payments with respect to the CVRs.

     At December 31, 1994 the Company was not in compliance with the financial covenants relating to its operating cash flow and total debt to cash flow ratio requirements. Under the terms of the Revolving Credit Facility, the lenders may, at their option, give notice that the amounts outstanding are immediately due and payable. As discussed in Note 4 - 1995 Restructuring, the Company will be seeking new sources of financing to replace its Revolving Credit Facility and to provide for capital funding.

     Canadian Bank Credit Facility: The Canadian Bank Credit Facility provides borrowing up to US$7.35 million. The loan allows for Eurodollar Rate loans, as selected by the Company, in denominations of not less than $1 million for a period of not less than one month and not more than five years. The loans bear interest at the Eurodollar rate plus .75%, payable as the Eurodollar loans mature or quarterly, whichever occurs earlier. The principal balance of the Canadian Bank Credit Facility is payable in full in June 1995. At December 31, 1994, the Company had $7.35 million in Eurodollar loans at 6.75%. The loan is secured by the $7.5 million Standby Letter of Credit provided by the Revolving Credit Facility.

     Senior Discount Notes: At October 5, 1993 the Senior Notes were issued at a substantial discount from their $209.5 million principal amount generating gross proceeds to the Company of $150.0 million. The Senior Notes mature October 1, 2001 and accrue interest at 11.5% commencing on October 1, 1996 and are payable semi-annually on April 1 and October 1, beginning April 1, 1997.

     On or after October 1, 1997, the Company, at its option, may redeem the Senior Notes in whole or in part at the following redemption prices (expressed as a percentage of principal amount) together with accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning October 1 of the years indicated below:

                                        Redemption
                  Year                    Price
                  ----                  ----------

                  1997...................104.929%
                  1998...................103.286%
                  1999...................101.643%
                  2000...................100.000%

     The Senior Notes contain certain covenants which, among other things, (a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Senior Notes at the option of the holder upon a change of control, as defined,
(c) limit additional indebtedness and (d) limit transactions with certain affiliates. The Senior Notes are guaranteed by SPI Newco and Spectradyne and are secured on a subordinated basis to the Revolving Credit Facility by a pledge of all of the outstanding stock of SPI Newco and Spectradyne and certain other assets.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The Senior Notes are senior to the Reset Notes and CVRs and pari passu in right of payment to the Revolving Credit Facility.

     OTHER DEBT:   Other debt consists of a series of collateralized bank loans and other installment debt with fixed and variable interest rates to be repaid in monthly installments of principal and interest over a period ending September 1997.

     SENIOR SUBORDINATED RESET NOTES:   The Reset Notes, issued in November
1992, initially carried an interest rate of 11.50% per annum payable semi-annually in cash on June 1 and December 1. On November 23, 1993 (the "Reset Date"), the interest rate was reset, in accordance with the Reset Note indenture, to an interest rate determined to cause the market value of the Reset Notes to equal 101.7% of the principal amount. On the Reset Date the interest rate was reset to 11.65% per annum.

     In accordance with the Reset Note indenture, the Company elected to pay interest on the Reset Notes on June 1, 1994 and December 1, 1994 through the issuance of additional Reset Notes in the amount of $33,973,000 (the "PIK Option"). The annual interest rate on the Reset Notes for the interest period for which such option was exercised was increased to 12.65%. On June 1, 1995 the Company has another PIK Option. On December 1, 1995 and each interest payment thereafter, the Reset Note indenture requires interest to be paid in cash.

     The Reset Notes are redeemable at the following redemption prices (expressed as percentages of principal amount) plus accrued interest to the redemption date, if redeemed during the 12-month period beginning December 1 of the years indicated below:

                                       Redemption
                  Year                    Price
                  ----                 ----------

                  1997.....................105.00%
                  1998.....................103.75%
                  1999.....................102.50%
                  2000.....................101.25%
                  2001.....................100.00%

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

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     INTEREST RATE PROTECTION AGREEMENT: The Company entered into an interest rate protection agreement with Wells Fargo Bank on June 30, 1993, the lender under the Bank Credit Facility, for a period of one year on a principal amount up to the lesser of $75 million or 50% of the outstanding balance under the Bank Credit Facility. Under the terms of the agreement, the Company would have received compensation when the 90 day LIBOR (London Interbank Offered Rate) exceeded 6.00% (ceiling) and the Company paid compensation when LIBOR is less than 3.31% (floor). Compensation paid or received was recognized as interest rates deviate beyond the stated rates. The Interest Rate Protection Agreement expired June 30, 1994 For the twelve months ended December 31, 1994, 1993 and 1992 additional interest expense under this agreement and a previous similar agreement was $23,000, $1,741,000 and $3,006,000, respectively. The Company currently has no financial derivatives.

     The following table indicates future maturities of all debt excluding
minimum annual rentals under capital lease obligations.   Due to the Company's
non-compliance with the financial covenants under the Revolving Credit Facility, the amount outstanding is classified as currently payable (dollars in thousands):


                  1995........ $  19,908
                  1996........        50
                  1997........        50
                  1998........         -
                  1999........         -
                  After 1999     457,063
                               ---------
                               $ 487,071
                               =========



NOTE 9 - INCOME TAXES

     As discussed in Note 2, the Company adopted Statement 109 in the fourth quarter of 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1992. The cumulative effect of the change in accounting for income taxes of $28,498,000 is determined as of January 1, 1992 and is reported separately in the 1992 consolidated statement of operations. The effect on the Company's 1992 loss before income taxes, extraordinary item and cumulative effect of change in accounting principle, resulting from the adoption of Statement 109, was approximately $850,000.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The extraordinary gain recognized on the extinguishment of debt in the 1992 Restructuring is not recognized as taxable income because the 1992 Restructuring occurred under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the total income tax benefit of $5,267,000 for the year ended December 31, 1992 was allocated to the loss before extraordinary items and cumulative effect of accounting change. The income tax benefit attributable to continuing operations for the years ended December 31, 1994, 1993 and 1992 consists of the following (in thousands):

                                                                    Year ended December 31,
                                                               --------------------------------
                                                             1994             1993            1992
                                                          ----------        ---------       ---------

               CURRENT:
               --------
                 U.S. Federal                            $      -          $     -         $     -
                 State and local                             (812)           1,275           2,087
                 Foreign                                      364              464             160
                                                         --------          -------         -------
                                                         $   (484)         $ 1,739         $ 2,247
                                                         ========          =======         =======
               DEFERRED:
               ---------
                 U.S. Federal                            $(18,519)         $(3,325)        $(6,651)
                 State and local                           (9,946)          (1,044)           (818)
                 Foreign                                       (7)             (98)            (45)
                                                         --------          -------         -------
                                                         $(28,472)         $(4,467)        $(7,514)
                                                         ========          =======         =======

     Income tax benefit for the years ended December 31, 1994, 1993, and 1992 differed from the amount computed by applying the U.S. Federal income tax rate of 35 percent in 1994 and 1993 and 34 percent in 1992 to the loss before income taxes, extraordinary items and cumulative effect of accounting change as a result of the following (in thousands):

                                                                     Year ended December 31,
                                                                --------------------------------
                                                               1994           1993            1992
                                                            ----------      ---------       ---------

Computed "expected" tax benefit                            $(99,122)      $(16,025)       $(93,673)
Change in income tax benefit resulting from:
  Amortization and write-off of goodwill                          -              -          75,979
  State income taxes                                         (6,993)           150             838
  Current year losses for which no benefit is recognized     76,963         10,112          10,451
  Other, net                                                    232          3,305             599
                                                           --------       --------        --------
                                                           $(28,920)      $ (2,728)       $ (5,267)
                                                           ========       ========        ========

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     At December 31, 1994 and 1993 the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                       1994          1993
                                                                     --------      --------
Deferred tax assets:
  Net operating loss carryforwards.............................    $  99,764      $ 91,279
  Tax benefit of deferred state taxes..........................        1,063         4,557
  Original issue discount......................................       25,034         5,831
  Other........................................................        9,226        10,740
                                                                      ------       -------
  Total gross deferred tax assets..............................      135,087       112,407
   Less valuation allowance....................................     (113,375)      (38,240)
                                                                   ----------     ---------
   Net deferred tax assets.....................................    $  21,712      $ 74,167
                                                                   ----------     ---------

Deferred tax liabilities:
   Intangible assets, principally due to differences in basis..    $  20,000      $101,657
   Video systems and fixed assets, principally due to
    differences in depreciation................................        6,568         6,603
   Other.......................................................        1,900         1,136
                                                                  ==========     =========
   Total gross deferred tax liabilities........................        8,468       109,396
                                                                  ==========     =========

   Net deferred tax liability..................................    $   6,756      $ 35,229
                                                                  ==========     =========

     At January 1, 1994 the valuation allowance for deferred tax assets was $38,240,000. The net change in the total valuation allowance for the years ended December 31, 1994 and 1993 were increases of $75,135,000 and $23,656,000, respectively. The Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences. At December 31, 1994, subsequently recognized tax benefits, relating to the valuation allowance for deferred tax assets will be reported in the consolidated statement of operations.

     At December 31, 1994, SpectraVision had an unused net operating loss ("NOL") carryforward for federal income tax purposes of $285 million which will expire in years 2002 through 2009. However, because the consummation of the 1992 Restructuring triggered an ownership change of the Company on November 23, 1992 (the "Effective Date"), the Company's pre-ownership change NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has applied
Section 382(l)(6) of the Code which will limit the Company's use of its pre-ownership change NOLs (approximately $220 million) in each taxable year following the 1992 Restructuring. The Company has calculated the annual limitation by taking the product of (i) the long-term tax-exempt rate prevailing on the Effective Date and (ii) the value of the Company's stock immediately after the Effective Date. The Company also has available any NOLs not utilized from post-ownership change taxable years. The Company currently estimates the annual amount available under this limitation to be approximately $14 million.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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


NOTE 10 - STOCK OPTIONS

     The 1994 Management Incentive Equity Plan (the "1994 Option Plan") was approved by shareholders on May 25, 1994. The 1994 Option Plan provides that officers and key employees may be granted either nonqualified stock options or incentive stock options for the purchase of the Company's Class B Common Stock, and also authorized the issuance of stock appreciation rights, either coupled with or independent of outstanding or concurrently granted stock options. Up to 1,800,000 shares of the Company's common stock may be issued upon exercise of options and rights granted under this plan. The compensation committee of the board of directors administers the plan.

     Stock options vest at the rate of 25 percent per year commencing on the first anniversary of the date of grant, except for the initial options granted, and expire ten years from the date of grant. On February 2, 1994, subject to shareholder approval of the 1994 Option Plan, options with respect to 359,756 shares were granted (the "Initial Options"). The Initial Options vested on the date of shareholder approval and 25 percent per year on each subsequent anniversary date of grant. In connection with certain employment contracts, options with respect to 460,000 shares were granted during 1994.

     All outstanding options for 3,060 shares under the 1988 stock option plan became fully vested upon the change of control of the Company as a result of the 1989 Acquisition on April 12, 1989. Pursuant to the terms of the purchase agreement dated April 12, 1989, DP purchased options with respect to 3,010 shares from several employees of the Company in 1989, for a price of $402.70 per option. Options were granted at an exercise price of $37.30, (restated for the effects of the 1-for-20 reverse stock splits on September 13, 1991 and June 30,
1992) which was the fair market value of the Company's common stock on the date of grant. The options for 3,010 shares of Class B Common Stock held by DP were transferred to Rainbow on December 20, 1990, and are outstanding and unexercised at December 31, 1994.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table summarizes transactions under the Company's 1988 and 1994 stock option plans:


                                           Shares under  Exercise Price
                                              Option       per Option
                                              ------       ----------

    Outstanding at December 31, 1991           3,010           $37.30
       Granted                                     -              -
       Exercised                                   -              -
       Canceled                                    -              -
                                             -------
    Outstanding at December 31, 1992           3,010           $37.30
       Granted                                     -              -
       Exercised                                   -              -
       Canceled                                    -              -
                                             -------
    Outstanding at December 31, 1993           3,010           $37.30
       Granted                               819,756       $7.875 - $0.375
       Exercised                                   -              -
       Canceled                              151,100           $7.875
                                             -------
    Outstanding at December 31, 1994         671,666       $37.30 - $0.375
                                             =======

    Exercisable at December 31, 1994          55,171       $7.875 - $37.30
                                             =======

NOTE 11 - CONTINGENT VALUE RIGHTS

    In November 1992, the Company issued 3,269,544 CVRs. Holders of the CVRs are entitled to a payment (the "Mandatory Redemption Payment") on November 23, 1995 (the "Mandatory Redemption Date"). For each CVR, the holder will receive a payment equal to the lesser of $6.12 (the "Ceiling Price") or the amount, if any, by which $30.59 (the "Target Price") exceeds the current market value per share of Class B Common Stock, subject to certain adjustments. The Mandatory Redemption Payment must be made in cash, except where agreements under senior obligations of the Company prohibit cash payments. Under the terms of the Revolving Credit Facility, the Company is prohibited from making the payment in cash. In accordance with the CVR agreement, the Mandatory Redemption Payment may be made, at the Company's option, in debt securities or shares of Class B Common Stock, or any combination thereof. The Company has recorded the maximum obligation as temporary equity and recorded an adjustment to equity in the amount necessary to adjust the net carrying value of the CVRs to the present value of $14,923,000 at the date of issuance of the CVRs.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 12 - STOCKHOLDERS' DEFICIT

    Class A and Class B Common Stock. The Company has authorized 6,000,000 shares of Class A Common Stock and 144,000,000 shares of Class B Common Stock. Holders of Class A Common Stock are entitled to ten votes for each share and holders of Class B Common Stock are entitled to one vote for each share. Holders of Class A Common Stock have the right to elect nine members of the Company's Board of Directors and holders of Class B Common Stock have the right to elect five members of the Company's Board of Directors. Except as described above, the Class A Common Stock and the Class B Common Stock have equal rights and privileges and rank equally, share ratably, and are identical in all respects as to all matters.

    Each share of Class A Common Stock is convertible into one fully paid and nonassessable share of Class B Common Stock at the option of the holder thereof. Upon transfer by the holder of Class A Common Stock, other than to a permitted transferee (as defined), each share of Class A Common Stock shall automatically be converted into one share of Class B Common Stock. In the event of a stock split, reverse stock split or stock dividend, the holders of Class A Common Stock will receive in exchange thereof the number of shares of Class B Common Stock which such holder would have been entitled to receive had the conversion occurred prior to such subdivision, combination or distribution. No additional shares of Class A Common Stock shall be issued subsequent to the effective date of the 1992 Restructuring.

    The indentures governing the Reset Notes and the Senior Notes and the Revolving Credit Facility limit payment of cash dividends on both Class A and Class B Common Stock.

    The following table shows capital stock transactions in share amounts during 1994, 1993 and 1992:

- -----------------------------------------------------------------------------
   16% CUMULATIVE PREFERRED STOCK         1994         1993          1992
- -----------------------------------------------------------------------------
Beginning of the year                       -            -        10,510,441
Stock dividend                              -            -           874,772
Canceled in 1992 Restructuring              -            -       (11,385,213)
End of the year                             -            -                 -
- -----------------------------------------------------------------------------
         CLASS A COMMON STOCK             1994         1993          1992
- -----------------------------------------------------------------------------
Beginning of the year                   4,745,526    5,145,526       149,662
Issued in 1992 Restructuring                    -            -     4,995,864
Converted to Class B Common Stock        (152,000)    (400,000)            -
End of the year                         4,593,526    4,745,526     5,145,526
- -----------------------------------------------------------------------------
         CLASS B COMMON STOCK             1994         1993          1992
- -----------------------------------------------------------------------------
Beginning of the year                  19,238,379   11,188,379             -
Issued in 1992 Restructuring                    -            -    11,188,379
Issued in 1993 Offering                         -    7,650,000             -
Converted from Class A Common Stock       152,000      400,000             -
End of the year                        19,390,379   19,238,379    11,188,379
=============================================================================

     On June 30, 1992, the Company authorized a 1-for-20 reverse stock split of its Common Stock. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been restated to reflect the effect of the reverse stock split.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     WARRANTS. A total of 4,322,260 warrants were issued to former holders of Spectradyne Common Stock who affirmatively elected to receive such warrants in lieu of cash at the 1987 Acquisition. The warrants became exercisable on October 8, 1992 and expire on October 8, 1997. Due to the 1-for-20 reverse stock splits on September 13, 1991 and June 30, 1992, the tender of 400 warrants at a stated exercise price of $0.13 per warrant or an aggregate exercise price of $52.00 are required to purchase one share of Class B Common Stock. At December 31, 1994 there were 4,322,260 warrants outstanding.

NOTE 13 - COMMITMENTS

     CAPITAL AND OPERATING LEASES: SpectraVision leases certain office space and equipment used in operations under operating lease agreements. The Company finances certain equipment used in its PPV systems, primarily televisions and video racks, under capital leases. Rental expense for operating leases totaled $5,083,000, $4,038,000, and $2,934,000 in 1994, 1993 and 1992, respectively.
Future minimum annual rentals under lease arrangements, including payments under the EDS Equipment Lease, are as follows (in thousands):

                                    Capital Leases  Operating Leases
                                    --------------  ----------------

 1995...................              $ 7,933           $10,520
 1996...................                6,525            10,212
 1997...................                6,092            13,263
 1998...................                6,233             4,175
 1999...................                3,046             3,636
 Thereafter                                 -            15,802
                                      -------           -------
                                      $29,829           $57,608
                                                        =======
 Less imputed interest                 (6,337)
                                      -------
                                      $23,492
                                      =======

     In connection with the EDS Service and Technology Agreement, certain operating lease payments are reimbursable to the Company by EDS. The amount of reimbursed rents included in Operating Leases above are $488,000, $429,000, $363,000, $241,000, $136,000 and $455,000 for the years ended December 31, 1995,
1996, 1997, 1998, 1999 and thereafter, respectively. See Note 3 - EDS Service and Technology Agreement for additional description of other commitments.

NOTE 14 - CONTINGENCIES

     On October 20, 1994, a purported class action complaint was filed in the United States District Court alleging misrepresentations and omissions concurrent and following with the 1993 Offerings. The plaintiffs seek unspecified damages, prejudgment interest, and fees and costs of the plaintiffs. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself.

     The Company and its subsidiaries and related companies are potential and named defendants in several other lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1994 and 1993 (in thousands, except per share amounts):

                                    First         Second          Third          Fourth
                                   Quarter        Quarter        Quarter        Quarter
                                  ---------      ---------      ---------      ----------
1994 (a)
- ----
Revenues                          $ 37,100       $ 37,700       $ 34,602       $  34,145
Operating loss                      (3,392)        (2,163)        (7,873)       (214,795)
Income taxes (benefit)              (1,821)        (1,782)            61         (25,378)
Net loss applicable
 to common stockholders            (15,218)       (14,094)       (22,631)       (202,341)
Loss per common share
 before extraordinary item        $  (0.63)      $  (0.59)      $  (0.95)      $   (8.43)

1993 (b)
- ----
Revenues                          $ 41,572       $ 42,496       $ 40,257       $  38,668
Operating income (loss)              4,439            601           (449)         (1,386)
Income tax benefit                  (1,304)           113           (210)         (1,327)
Loss before extraordinary item      (6,827)       (10,999)       (11,677)        (13,554)
Net loss applicable
 to common stockholders             (6,827)       (10,999)       (11,677)        (16,253)
Loss per common share
 before extraordinary item        $  (0.42)      $  (0.67)      $  (0.72)      $   (0.57)

(a) The fourth quarter of 1994 includes the revaluation of hotel contracts and write off of patent costs in the amount of $196,256,000.

(b) The fourth quarter of 1993 includes an extraordinary loss resulting from extinguishment of debt in the amount of $2,699,000.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 16 - OPERATIONS BY GEOGRAPHIC AREA

   The following table presents the Company's revenues and operating loss before income taxes for the years ended December 31, 1994, 1993 and 1992 and identifiable assets net of accumulated depreciation and amortization as of December 31, 1994, 1993 and 1992 by geographic area. The United States includes branch operations in Puerto Rico and the U.S. Virgin Islands and Other includes operations in Hong Kong, Australia, Thailand, Singapore and Mexico (dollars in thousands):

                                      1994             1993             1992
                                   -----------      -----------      -----------

Revenues:
  United States                     $ 119,869        $ 140,457        $ 148,795
  Canada                               12,879           12,867           11,532
  Other                                10,799            9,669            8,294
                                    ---------        ---------        ---------
Total Revenues                      $ 143,547        $ 162,993        $ 168,621
                                    =========        =========        =========

Operating Income (Loss)
  Before Corporate Expenses:
   United States                    $ (21,707)       $  13,562        $  28,538
   Canada                               2,035            1,518           (1,537)
   Other                                2,944            3,113            2,635
                                    ---------        ---------        ---------
                                      (16,728)          18,193           29,636
Less corporate expenses:
  Parent company expenses               1,993            2,105            2,846
  Amortization of corporate
   intangibles                         13,246           12,883           16,941
  Write-off of goodwill                     -                -          218,453
  Write-down of hotel contracts       196,256                -                -
  Interest expense                     54,981           48,990           66,905
                                    ---------        ---------        ---------
Operating Loss Before
  Income Taxes                      $(283,204)       $( 45,785)       $(275,509)
                                    =========        =========        =========

Identifiable Assets, net:
  United States                     $ 166,782        $ 137,151        $ 111,435
  Canada                                9,276           10,958            9,984
  Other                                 9,819            7,650            7,337
                                    ---------        ---------        ---------
                                      185,877          147,701          124,937

Hotel Contracts, net                   50,000          253,508          266,006
Corporate Assets                        6,945              211            6,731
                                    ---------        ---------        ---------
Total Assets, net                   $ 242,822        $ 409,478        $ 401,330
                                    =========        =========        =========

PPV Rooms: (unaudited)
  United States                       527,608          584,354          628,568
  Canada                               73,987           74,777           71,436
  Other                                33,783           25,468           22,567
                                    ---------        ---------        ---------
                                      635,378          684,599          722,571
                                    =========        =========        =========

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 17 - RELATED PARTIES

     Pursuant to a management services agreement effective as of the 1989 Acquisition, Rainbow provided to the Company and its subsidiaries technical and financial advice, information and assistance, as the Company requested, in connection with the management and conduct of the business and affairs of the Company (the "Old Management Agreement"). In connection with the 1992 Restructuring, the Old Management agreement was terminated on November 23, 1992. Fees expensed under this agreement were $364,000 for the year ended December 31, 1992.

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

     In consideration of the guarantee by Mr. Marvin Davis of repayment of the Company's then outstanding supplemental credit facility, the Company accrued a fee payable to Mr. Davis equal to one percent per annum of any outstanding principal amount under the supplemental credit facility (the "Supplemental Fee Agreement"). In connection with the 1992 Restructuring, the Supplemental Fee Agreement was terminated on November 23, 1992. Expenses under the Supplemental Fee Agreement charged to interest expense were $174,000 for the year ended December 31, 1992.

     On December 19, 1991, the Company entered into a Contribution Agreement with Rainbow Company. The Contribution Agreement provided for the contributions of capital by Rainbow on December 31, 1991, March 31, 1992, and June 30, 1992 (the "Contribution Dates") in amounts equal to the amount necessary to comply
with certain financial covenants under the old bank credit facility.   The
Contribution Agreement also provided for payment of the capital contribution to be made by the cancellation, in the amount of the contribution, of the Company's obligations under the Old Management Agreement, Supplemental Fee Agreement and Refinancing Fee Agreement (collectively, the "Agreements"). Accordingly, for the year ended December 31, 1992 obligations under the Agreements in the amount of $1,800,000 were converted and contributed to the Company's paid-in-capital. In connection with the 1992 Restructuring, the Company terminated the Agreements on November 23, 1992 and canceled outstanding obligations under the Old Management Agreement and the Supplemental Fee Agreement in the amount of $242,000.

     The Company entered into a new management agreement (the "Management Agreement") effective November 23, 1992 with Rainbow to provide continuation of the services provided in the Old Management Agreement as well as the continuation of Mr. Davis' guarantee of the Company's then outstanding supplemental credit facility. In consideration for these services, the Company paid Rainbow a monthly fee equal to 1.2% of the maximum available commitment under the supplemental credit facility. Fees paid under this agreement were $182,189 in 1993. Upon closing of the 1993 Offerings and Revolving Credit Facility, the Management Agreement was terminated.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     In connection with the 1993 Offerings and Revolving Credit Facility the Board of Directors approved payment of an advisory fee of $1.0 million to Davis Capital Advisors, an entity controlled by Mr. Marvin Davis. Additionally, the Company reimbursed Rainbow for out-of-pocket expenses in connection with advisory services provided in 1993 of $56,000. The Company believes the Advisory Fee and the fees under the Management Agreement are at least as favorable as could be obtained from an unrelated third party.

     Pursuant to an employment agreement dated May 25, 1987, Mr. Howard T. Buchanan, former Chairman of the Board and Chief Executive Officer of SpectraVision and currently a director of the Company, receives $12,500 per month and customary employee benefits not to exceed $30,000 in any 12-month period in satisfaction of a change-of-control clause, which was triggered by the 1987 Acquisition and accrued by the Company at that time. This agreement expires in April 1995. Payments under this agreement were $166,500 and $167,250 for the years ended December 31, 1994 and 1993, respectively. In 1985, the Board of Directors of the Company adopted the Executive Retirement Plan to provide retirement and death benefits to its executive officers, which plan was terminated by the Company in 1987 for new participants. Mr. Buchanan is the only current director or officer of the Company covered by the Executive Retirement Plan. The plan provides annual payments to Mr. Buchanan for twenty years after his retirement and were accrued in connection with the 1987 Acquisition. In the event of the death of an executive officer, the Company will pay his beneficiaries the remaining benefits. The benefits under the plan for executive officers are unfunded. The Company, however, has purchased insurance to cover its costs to pay the death benefits described above. In 1994 and 1993 the Company paid premiums of $26,000 to insure the death benefit under the plan. Mr. Buchanan received $150,000 under this plan for 1994 and 1993.

NOTE 18 - SAVINGS FOR RETIREMENT PLAN

     The Company provides a Savings for Retirement Plan under Section 401(k) of the Internal Revenue Code. The plan allows participation by all employees of Spectradyne and United States based employees of Spectradyne International, Inc., who are not covered by a collective bargaining agreement, after three months of employment. Eligible employees are allowed to contribute up to 15% of their compensation, subject to other limitations of the plan and the Internal Revenue Code; the Company's discretionary matching contribution is limited to 100% of the first 3% of a participant's 401(k) contribution and 50% of the next 2% of a participant's contribution. Employee contributions in excess of 5% of their annual compensation are not matched by the Company. The Company contributions vest to the employee ratably to 100% after the third year of service. The Company's matching contribution to the 401(k) plan was $425,000, $564,000, and $492,000 for 1994, 1993, and 1992, respectively. In January 1995, the Company suspended its matching contribution pending the proposed 1995 Restructuring.

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 19 - GOODWILL AND HOTEL CONTRACTS

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

     The hotel contracts were recorded at fair value as a result of the 1989 Acquisition and are amortized on a straight-line basis over 25 years. Fair value of hotel contracts was calculated utilizing the future cash flows to be produced by the Company's existing hotel contracts discounted at the then prevailing interest rate and further discounted at the historical contract renewal rate.

     During 1994, the Company experienced a significant reduction of cash flows from existing hotel contracts, an increase in capital expenditures in support of contract renewals and significant capital expenditures for the deployment of the new STARPATH technology without any immediate cash flow improvement. The Company continually assesses the carrying amount of hotel contracts by determining whether its balance can be recovered over its remaining life. The Company's analysis of undiscounted future cash flows indicated that a substantial portion of the carrying amount of hotel contracts would not be recoverable. Accordingly, based on the Company's estimate of discounted future cash flows from existing hotel contracts, the Company wrote off $191,010,000 of the carrying amount of hotel contracts at December 31, 1994 which resulted in a remaining balance of hotel contracts of $50,000,000 as of December 31, 1994. Additionally, the Company wrote-off $5.2 million in patent costs at December 31, 1994.

NOTE 20 - GUARANTOR SUBSIDIARIES

     The Company's obligations under the Reset Notes and Senior Notes are guaranteed on a subordinated basis by the Company's direct subsidiary, SPI Newco, and by SPI Newco's direct subsidiary or Spectradyne (the "Subordinated Guarantees"). Such guarantee is full, unconditional and joint and several.

     SPI Newco and Spectradyne also guarantee the indebtedness outstanding under the Revolving Credit Facility which guarantee ranks senior to the Subordinated Guarantees.

     The following supplemental combining financial information presents:

     (1) Statements of Financial Position as of December 31, 1994 and 1993 and Statements of Operations and Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992 of (a) SpectraVision, the parent, (b) SPI Newco and Spectradyne, the Guarantors, (c) combined non-guarantor subsidiaries and (d) the consolidated Company.

     (2) Elimination entries required to consolidate SpectraVision, SPI Newco and Spectradyne and the combined nonguarantor subsidiaries.

                              SPECTRAVISION, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)


            SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
                               DECEMBER 31, 1994
                            (Dollars in thousands)

                                 Parent        Guarantor Subsidiaries       Nonguarantor                        SpectraVision
                                Company        Newco       Spectradyne      Subsidiaries      Eliminations      Consolidated
                              ------------  -----------    ------------   ----------------  ----------------    -------------
ASSETS
    Cash and Cash            $         2   $        -     $        260   $         1,055   $             -    $       1,317
     Equivalents
    Accounts Receivable,
     less allowance for
      doubtful accounts                -            -           16,646             3,771                 -           20,417
    Prepaids and Other
     Assets                        6,942            1            7,499             1,288                 -           15,730
    Intercompany
     receivables                 163,604      160,096           16,547               100          (340,347)               -
    Intercompany note
     receivable                  350,000            -                -                 -          (350,000)               -
    Intercompany
     investments                 127,150      477,150            3,072                 -          (607,372)               -

    Video Systems                      -            -          260,991            34,637                 -          295,628
        Less accumulated
         depreciation
          and amortization             -            -         (128,146)          (20,899)                -         (149,045)
                              ------------  -----------    ------------   ----------------  ----------------    -------------
    Total Video Systems                -            -          132,845            13,738                 -          146,583

    Land, Building and
     Equipment                         -            -           12,536             1,204                 -           13,740
        Less accumulated
         depreciation                  -            -           (3,911)           (1,054)                -           (4,965)
                              ------------  -----------    ------------   ----------------  ----------------    -------------
    Total Land, Building
     and Equipment                     -            -            8,625               150                 -            8,775

    Hotel Contracts (net)              -            -           50,000                 -                 -           50,000
                              ------------  -----------    ------------   ----------------  ----------------    -------------
TOTAL ASSETS                 $   647,698   $  637,247     $    235,494   $        20,102   $    (1,297,719)   $     242,822
                              ============  ===========    ============   ================  ================    =============
LIABILITIES AND
 STOCKHOLDERS' EQUITY
  (DEFICIT)

    Liabilities
        Accounts payable     $         -   $        -     $     48,404   $           403   $             -    $      48,807
        Other accrued
         liabilities               3,526            -           25,406               498                 -           29,430
        Income taxes                   -            -            6,563               484                 -            7,047
        Intercompany
         payables                      -      160,448          160,196            19,703          (340,347)               -
        Intercompany note
         payable                       -      350,000                -                 -          (350,000)               -

    Debt
        Revolving Credit
         Facility                 12,500            -                -                 -                 -           12,500
        Canadian Bank
         Credit Facility               -            -                -             7,350                 -            7,350
        11.5% Senior
         Discount Notes          172,295            -                -                 -                 -          172,295
        11.65% Senior
         Reset Notes             294,768            -                -                 -                 -          294,768
        Capitalized Lease
         Obligations                   -            -           23,036               456                 -           23,492
        Other Debt                     -            -              150                 8                 -              158
                              ------------  -----------    ------------   ----------------  ----------------    -------------
    Total Debt                   479,563            -           23,186             7,814                 -          510,563

    Contingent Value Rights       20,000            -                -                 -                 -           20,000

    Stockholders' Equity
     (Deficit)
        Class A Common Stock           5            -                -                 -                 -                5
        Class B Common Stock          19            -                -                 -                 -               19
        Common Stock -
         Subsidiaries                  -            -                -               420              (420)               -
        Additional Paid in
         Capital                 392,185      127,150          477,150             2,652          (606,952)         392,185
        Retained Deficit        (247,600)        (351)        (505,411)          (13,540)            1,173         (765,729)
        Foreign Currency
         Translation
            Adjustment                 -            -                -             1,668            (1,173)             495
                              ------------  -----------    ------------   ----------------  ----------------    -------------
    Total Stockholders'
     Equity (Deficit)            144,609      126,799          (28,261)           (8,800)         (607,372)        (373,025)
                              ------------  -----------    ------------   ----------------  ----------------    -------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)                $   647,698   $  637,247     $    235,494   $        20,102   $    (1,297,719)   $     242,822
                              ============  ===========    ============   ================  ================    =============

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


            SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
                               DECEMBER 31, 1993
                            (Dollars in thousands)


                                 Parent            Guarantor Subsidiaries      Nonguarantor                       SpectraVision
                                Company        Newco              Spectradyne  Subsidiaries    Eliminations       Consolidated
                              ------------  -----------           -----------  -------------  ---------------    ---------------
ASSETS
    Cash and Cash
     Equivalents             $         6   $        1            $   13,193   $      1,085   $            -     $       14,285
    Accounts Receivable,
     less allowance for
     doubtful accounts                 -            -                14,878          3,182                -             18,060
    Prepaids and Other
     Assets                        8,262            -                 8,167          1,198                -             17,627
    Intercompany
     receivables                 112,026      108,521                14,852              -         (235,399)                 -
    Intercompany note
     receivable                  350,000            -                     -              -         (350,000)                 -
    Intercompany
     investments                 127,150      477,150                 3,072              -         (607,372)                 -

    Video Systems                      -            -               208,464         31,474                             239,938
        Less accumulated
         depreciation
         and amortization              -            -              (123,840)       (17,413)               -           (141,253)
                              ------------  -----------           -----------  -------------  ---------------    ---------------
    Total Video Systems                -            -                84,624         14,061                -             98,685

    Land, Building and
     Equipment                         -            -                10,880          1,180                -             12,060
        Less accumulated
         depreciation                  -            -                (3,709)        (1,038)               -             (4,747)
                              ------------  -----------           -----------  -------------  ---------------    ---------------
    Total Land, Building
    and Equipment                      -            -                 7,171            142                -              7,313

    Hotel Contracts (net)              -            -               253,508              -                -            253,508
                              ------------  -----------           -----------  -------------  ---------------    ---------------
TOTAL ASSETS                 $   597,444   $  585,672            $  399,465   $     19,668   $   (1,192,771)    $      409,478
                              ============  ===========           ===========  =============  ===============    ===============
LIABILITIES AND
 STOCKHOLDERS'
 EQUITY (DEFICIT)

    Liabilities
        Accounts payable     $         -   $        -            $   12,027   $        321   $            -     $       12,348
        Other accrued
         liabilities               3,692            -                18,798            808                -             23,298
        Income taxes                   -            -                35,239            650                -             35,889
        Intercompany
         payables                      -      108,870               108,521         18,008         (235,399)                 -
        Intercompany note
         payable                       -      350,000                     -              -         (350,000)                 -

    Debt
        Canadian Bank
         Credit Facility               -            -                     -          7,350                -              7,350
        11.5% Senior
         Discount Notes          154,055            -                     -              -                -            154,055
        11.65% Senior
         Reset Notes             260,795            -                     -              -                -            260,795
        Capitalized Lease
         Obligations                   -            -                13,470            558                -             14,028
        Other Debt                     -            -                   200            129                -                329
                              ------------  -----------           -----------  -------------  ---------------    ---------------
    Total Debt                   414,850            -                13,670          8,037                -            436,557

    Contingent Value Rights       20,000            -                     -              -                -             20,000

    Stockholders' Equity
     (Deficit)
        Class A Common
         Stock                         5            -                     -              -                -                  5
        Class B Common
         Stock                        19            -                     -              -                -                 19
        Common Stock -
         Subsidiaries                  -            -                     -            420             (420)                 -
        Additional Paid in
         Capital                 392,185      127,150               477,150          2,652         (606,952)           392,185
        Retained Deficit        (233,307)        (348)             (265,940)       (11,850)           1,173           (510,272)
        Foreign Currency
         Translation
         Adjustment                    -            -                     -            622           (1,173)              (551)
                              ------------  -----------           -----------  -------------  ---------------    ---------------
    Total Stockholders'
     Equity (Deficit)            158,902      126,802               211,210         (8,156)        (607,372)          (118,614)
                              ------------  -----------           -----------  -------------  ---------------    ---------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY
    (DEFICIT)                $   597,444   $  585,672            $  399,465   $     19,668   $   (1,192,771)    $      409,478
                              ============  ===========           ===========  =============  ===============    ===============

                              SPECTRAVISION, INC.

                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1994
                            (Dollars in thousands)


                                       Parent          Guarantor Subsidiaries       Nonguarantor                     SpectraVision
                                      Company        Newco           Spectradyne     Subsidiaries      Eliminations    Consolidated
                                     ---------     -----------   ----------------    ------------      ------------   --------------

Revenues                           $        -      $       -       $   123,301         $   24,659       $    (4,413)  $   143,547

Costs and Expenses
  Direct costs                              -              -            50,477              7,439                 -        57,916
  Depreciation and amortization            20              -            45,353              5,161                 -        50,534
  Write-down of hotel contracts             -              -           196,256                  -                 -       196,256
  Operating expenses                        -              -             9,901              3,403                 -        13,304
  Contracted service costs                  -              -            19,563              1,466                 -        21,029
  Selling and marketing expenses            -              -             8,467                274                 -         8,741
  General and administrative expenses   1,990              3            16,277              1,325                 -        19,595
  Research and development                  -              -             3,649                165                 -         3,814
  Exchange loss                             -              -                 -              1,754            (1,173)          581
  Intercompany charges                      -              -                 -              4,413            (4,413)            -
                                   -----------    -----------       -----------        -----------        ----------    ----------
  Total costs and expenses              2,010              3           349,943             25,400            (5,586)      371,770
                                   -----------    -----------       -----------        -----------        ----------    ----------

Operating Income (Loss)                (2,010)            (3)         (226,642)              (741)            1,173      (228,223)

  Interest expense (net)               54,628              -              (239)               592                 -        54,981

  Intercompany interest exp (income)  (42,345)        42,345                 -                  -                 -             -
  Intercompany dividend exp (income)        -        (42,345)           42,345                  -                 -             -
                                   -----------    -----------       -----------        -----------        ----------    ----------

Income (Loss) Before Income Taxes     (14,293)            (3)         (268,465)            (1,333)            1,173      (283,204)

Income Taxes
   State and foreign provision              -              -              (812)               364                 -          (448)
   Deferred  benefit                        -              -           (28,465)                (7)                -       (28,472)
                                   -----------    -----------       -----------        -----------        ----------    ----------
Total Income Tax Benefit                    -              -           (29,277)               357                 -       (28,920)
                                   -----------    -----------       -----------        -----------        ----------    ----------

Net Income (Loss)                  $  (14,293)     $      (3)      $  (239,471)        $   (1,690)      $     1,173   $  (254,284)
                                    ==========      =========       ===========         ==========       ==========    ===========

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                            (Dollars in thousands)




                                Parent         Guarantor Subsidiaries         Nonguarantor                        SpectraVision
                                Company       Newco         Spectradyne       Subsidiaries      Eliminations       Consolidated
                              -----------  -----------     --------------     -------------     -------------     --------------
Revenues                     $        -   $        -      $     143,493      $     23,579      $     (4,079)     $     162,993

Costs and Expenses
    Direct costs                      -            -             52,108             6,726                 -             58,834
    Depreciation and
     amortization                    34           45             38,427             5,597                 -             44,103
    Technology and field
     service charge                   -            -              6,703               297                 -              7,000
    Loss on sale of
     manufacturing assets
      and inventory                   -            -                649                 -                 -                649
    Operating expenses                -            -             21,103             3,480                 -             24,583
    Contracted service
     costs                            -            -              1,716                 -                 -              1,716
    Selling and marketing
     expenses                         -            -              4,887               167                 -              5,054
    General and
     administrative
     expenses                     2,102            3             11,539             1,787                 -             15,431
    Research and
     development                      -            -              1,426               159                 -              1,585
    Exchange loss                     -            -                  9               824                 -                833
    Intercompany charges              -            -                  -             4,079            (4,079)                 -
                              -----------  -----------     --------------     -------------     -------------     --------------
    Total costs and
     expenses                     2,136           48            138,567            23,116            (4,079)           159,788

Operating Income (Loss)          (2,136)         (48)             4,926               463                 -              3,205

    Interest expense (net)       47,762            -                696               532                 -             48,990

    Intercompany Interest
     Exp (Income)               (57,532)      57,532                  -                 -                 -                  -
    Intercompany Dividend
     Exp (Income)                     -      (57,532)            57,532                 -                 -                  -
                              -----------  -----------     --------------     -------------     -------------     --------------
Income (Loss) Before
 Income Taxes and
  Extraordinary Item              7,634          (48)           (53,302)              (69)                -            (45,785)

Income Taxes
    State and foreign                 -            -              1,275               464                 -              1,739
     provision
    Deferred benefit                  -            -             (4,369)              (98)                -             (4,467)
                              -----------  -----------     --------------     -------------     -------------     --------------
Total Income Tax (Benefit)            -            -             (3,094)              366                 -             (2,728)
                              -----------  -----------     --------------     -------------     -------------     --------------
Income (Loss) Before
 Extraordinary Item               7,634          (48)           (50,208)             (435)                -            (43,057)

Extraordinary Item
    Loss from debt
     extinguishment              (2,699)           -                  -                 -                 -             (2,699)
                              -----------  -----------     --------------     -------------     -------------     --------------
Net Income (Loss)            $    4,935   $      (48)     $     (50,208)     $       (435)     $          -      $     (45,756)
                              ===========  ===========     ==============     =============     =============     ==============

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1992
                            (Dollars in thousands)

                                 Parent          Guarantor Subsidiaries       Nonguarantor                        SpectraVision
                                Company        Newco         Spectradyne      Subsidiaries      Eliminations      Consolidated
                             ------------   -----------     -------------     -------------     ------------      -------------
Revenues                    $      242     $        -      $   150,605       $     20,865      $   (3,091)       $    168,621

Costs and Expenses
  Direct costs                       -              -           50,619              5,909               -              56,528
  Depreciation and
    amortization                 3,078             67           44,043              6,862               -              54,050
  Write-off of goodwill        132,608             37           87,361             (1,553)              -             218,453
  Operating expenses                 -              -           21,912              3,370               -              25,282
  Selling and marketing
    expenses                         -              -            3,999                200               -               4,199
  General and
    administrative expenses      2,843              3           11,395              1,749               -              15,990
  Research and
    development (net)                -              -            1,143                176               -               1,319
  Exchange (gain) loss               -              -             (102)             1,506               -               1,404
  Intercompany charges               -              -                -              3,091          (3,091)                  -
                              ---------    -----------     ------------      -------------     ------------      -------------
  Total costs and
    expenses                   138,529            107          220,370             21,310          (3,091)            377,225

Operating Loss                (138,287)          (107)         (69,765)              (445)              -            (208,604)

  Interest expense (net)        65,966              -              428                511               -              66,905

  Intercompany Interest
    Exp (Income)               (20,976)        20,976                -                  -               -                   -
  Intercompany Dividend
    Exp (Income)                     -        (20,976)          20,976                  -               -                   -
                              --------     -----------     ------------      -------------     ------------      -------------
Loss Before Income Taxes,
  Extraordinary
  Item and Cumulative
  Effect of Change
  in Accounting Principle     (183,277)          (107)         (91,169)              (956)              -            (275,509)

Income Taxes
  State and foreign
    provision                        -              -            2,082                165               -               2,247
  Deferred benefit                   -              -           (7,514)                 -               -              (7,514)
                           ------------    -----------     ------------      -------------     -----------       --------------
Total Income Tax (Benefit)           -              -           (5,432)               165               -              (5,267)
                           ------------    -----------     ------------      -------------     -----------       --------------
Loss Before Extraordinary
  Item and
  Cumulative Effect of
     Change in
  Accounting Principle        (183,277)          (107)         (85,737)            (1,121)              -            (270,242)

Extraordinary Item
  Gain on debt
    restructuring               23,378              -                -                  -               -              23,378

Cumulative Effect of
  Change in
  Accounting Principle               -              -          (28,175)              (323)              -             (28,498)
                            ------------    ------------    ------------      -------------     -----------       -------------
Net Loss                   $  (159,899)    $     (107)     $  (113,912)      $     (1,444)     $        -        $   (275,362)
                            ============    ============    ============      =============     ===========       =============

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1994
                            (Dollars in thousands)


                                    Parent              Guarantor Subsidiaries          Nonguarantor      SpectraVision
                                    Company          Newco             Spectradyne       Subsidiaries     Consolidated
                                  -----------    ---------------     ---------------   ---------------  -----------------
Operating Activities:
    Net cash provided by
     (used in) operating
      activities                 $  (12,504)    $           (1)     $       43,314   $         5,356   $         36,165
                                  -----------    ---------------     ---------------   ---------------  -----------------

Investing Activities:
    Cost of in-process
     systems and capital
      expenditures               $        -     $            -      $      (52,350)  $        (5,012)  $        (57,362)
                                  -----------    ---------------     ---------------   ---------------  -----------------
Net cash used in investing
 activities                      $        -     $            -      $      (52,350)  $        (5,012)  $        (57,362)
                                  -----------    ---------------     ---------------   ---------------  -----------------

Financing Activities:
    Borrowings under
     Revolving Credit
      Facility                   $   12,500     $            -      $            -   $             -   $         12,500
    Repayment of other
     debt and capitalized
      lease obligations                   -                  -              (3,897)             (290)            (4,187)
                                  -----------    ---------------     ---------------   ---------------  -----------------

Net cash provided by
 (used in) financing
  activities                     $   12,500     $            -      $       (3,897)  $          (290)  $          8,313
                                  -----------    ---------------     ---------------   ---------------  -----------------

Effect of exchange rate
 changes on cash flow                     -                  -                   -               (84)               (84)

Net decrease in cash and
 cash equivalents                        (4)                (1)            (12,933)              (30)           (12,968)

Cash and equivalents at
 beginning of period                      6                  1              13,193             1,085             14,285
                                  -----------    ---------------     ---------------   ---------------  -----------------

Cash and equivalents at
 end of period                   $        2     $            -      $          260   $         1,055   $          1,317
                                  ===========    ===============     ===============   ===============  =================

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                            (Dollars in thousands)


                                 Parent               Guarantor Subsidiaries          Nonguarantor     SpectraVision
                                 Company             Newco        Spectradyne         Subsidiaries      Consolidated
                               ------------       -----------    --------------      --------------    --------------
Operating Activities:
    Net cash provided by
     (used in) operating
       activities            $    (39,519)       $       (4)    $      31,138       $       6,228     $      (2,157)
                               ------------       -----------    --------------      --------------    --------------
Investing Activities:
    Proceeds from sale of
     manufacturing assets
      and inventory          $          -        $        -     $       5,201       $           -     $       5,201
    Increase in raw
     materials                          -                 -              (313)                  -              (313)
    Cost of in-process
     systems and capital
      expenditures                      -                 -           (30,941)             (5,156)    $     (36,097)
                               ------------       -----------    --------------      --------------    --------------
Net cash used in investing
 activities                  $          -        $        -     $     (26,053)      $      (5,156)    $     (31,209)
                               ------------       -----------    --------------      --------------    --------------
Financing Activities:
    Borrowings under
     Supplemental Bank
      Credit Facility        $     23,000        $        -     $           -       $           -     $      23,000
    Repayment of
     Supplemental Bank
      Credit Facility             (31,000)                -                 -                   -           (31,000)
    Repayment of Bank
     Credit Facility             (180,000)                -                 -                   -          (180,120)
    Repayment of other
     debt and capitalized
      lease obligations                 -                 -            (1,043)               (389)           (1,432)
    Issuance of Class B
     common stock                  84,150                 -                 -                   -            84,150
    Stock issuance costs           (6,501)                -                 -                   -            (6,501)
    Issuance of senior
     discount notes               149,981                 -                 -                   -           149,981
                               ------------       -----------    --------------      --------------    --------------
Net cash provided by
 (used in) financing
  activities                 $     39,510        $        -     $      (1,043)      $        (389)    $      38,078
                               ------------       -----------    --------------      --------------    --------------
Effect of exchange rate
 changes on cash flow                   -                 -                (9)                (11)              (20)
                               ------------       -----------    --------------      --------------    --------------
Net increase (decrease) in
 cash and cash equivalents             (9)               (4)            4,033                 672             4,692

Cash and equivalents at
 beginning of period                   15                 5             9,160                 413             9,593
                               ------------       -----------    --------------      --------------    --------------
Cash and equivalents at
 end of period               $          6        $        -     $      13,193       $       1,085     $      14,285
                               ============       ===========    ==============      ==============    ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

    None.

                                   PART III



    Information called for by Items 10-13 is incorporated by reference from the SpectraVision, Inc. - 1995 Annual Meeting of Stockholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.



ITEM 11.  EXECUTIVE COMPENSATION.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(A)(1)  FINANCIAL STATEMENTS

        The following consolidated financial statements of SpectraVision, Inc. are included in Item 8:

        Independent Auditors' Report

        Consolidated Statements of Financial Position at December 31, 1994 and 1993

        Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

        Notes to the Consolidated Financial Statements


(A)(2)  FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statement schedules of SpectraVision,Inc. are included:

        Schedule II -- Valuation Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(A)(3)  EXHIBITS

        Exhibit No.  Description
        -----------  -----------

         2.0 Order dated October 29, 1992 confirming debtors' plan of reorganization under Chapter 11 of the bankruptcy code (Filed as Exhibit 2 to the Company's Report on Form 10-Q for the period ended September 30, 1992 (Commission File No. 1-9724) and incorporated herein by reference)

         3.1         Certificate of Incorporation of SPI Holding, Inc. (Filed as
                     Exhibit 3(a) to the Company's Registration Statement on Form S-4 (Registration No. 33-16859} and incorporated herein by reference)

         3.1.1 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. (Filed as Exhibit 3(b) to the Company's 1988 Form 10-K (Commission File No. 1-9724} and incorporated herein by reference)

         3.1.2 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed April 12, 1989 (Filed as Exhibit 3 to the Company's Report on Form 8-K dated April 26, 1989 (Commission File No. 1-9724) and incorporated herein by reference)

         3.1.3 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed September 13, 1991 (Filed as Exhibit 3.1.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

         3.1.4 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed July 1, 1992 (Filed as Exhibit 3.1.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

         3.1.5 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed November 23, 1992 (Filed as Exhibit 3.1.5 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

         3.1.6 Certificate of Amendment of the Certificate of Incorporation of SectraVision, Inc. (Filed as Exhibit 3.1.6 to the Company's Report of Form 10-Q for the period ended June 30, 1994 (Commission File No. 1-9724) and icorporated herein by reference)

         3.2         Amended and Restated Bylaws of SPI Holding, Inc. (filed as
                     Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

         3.3         Certificate of Incorporation of Spectradyne, Inc. (Filed as
                     Exhibit 3.4 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-62502) and incorporated herein by reference)

         3.4         Amended and Restated Bylaws of Spectradyne, Inc. (Filed as
                     Exhibit 3.5 to the Company's Registration Statement on Form S-2/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            Exhibit No.   Description
            -----------   -----------

            3.6 Certificate of Incorporation of SPI Newco, Inc. (Filed as Exhibit 3.6 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            3.7 By-Laws of SPI Newco, Inc. (Filed as Exhibit 3.7 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-62502) and incorporated herein by reference)

            4.1 Indenture dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc., and U.S. Trust Company of Texas, N.A., as Trustee, re:
                          11 1/2% Senior Subordinated Reset Notes due 2002 (Filed as Exhibit 4.2 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            4.2 Form of Note (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1/S-2 (Registration No. 33-66762) and incorporated herein by reference)

            4.4 Contingent Value Rights Agreement dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc., and U.S. Trust Company of Texas, N.A., as Trustee, re: Contingent Value Rights (Filed as Exhibit
                          4.3 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

            4.5 Form of Indenture dated as of October 1, 1993 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc., and First Trust National Association, as Trustee, re: 11 1/2% Senior Discount Notes due 2001 (Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-66762) and incorporated herein by reference)

Exhibit No.              Description
- -----------              -----------



           10.9 Agreement dated January 1, 1990 between Spectradyne, Inc. and International Alliance Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, AFL-CIO (filed as Exhibit
                         10.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

           10.12 Warrant Agreement dated as of October 8, 1987, between SPI Holding, Inc. and the rights agent thereunder (Filed as Exhibit 10(u) to the Company's 1988 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

           10.13 Terms and conditions of Credit Facilities dated as of April 5, 1990 between The Royal Bank of Canada and Spectravision of Canada, Inc. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

           10.14 Management Services Agreement dated as of November 23, 1992 between SPI Holding, Inc. and Rainbow Company (Filed as Exhibit 10.11 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

           10.15 Employment Agreement dated as of January 28, 1992 between SPI Holding, Inc., Spectradyne, Inc. and Albert
                         D. Jerome (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

           10.16 Employment Agreement dated August 31, 1994 between SpectraVision and Gary Weik

           10.17 Amendment Number One dated January 1, 1995 to Employment Agreement between SpectraVision and Gary Weik

           10.18 Restated Employment Agreement dated September 21, 1994 between SpectraVision, Inc. and Richard M. Gozia

           10.19 Restated Employment Agreement dated April 5, 1993 between SpectraVision, Inc. and Harry S. Budow

           10.20 Employment Agreement dated January 1, 1995 between SpectraVision, Inc. and Howard D. Gardner

           10.21 Restated Employment Agreement dated December 5, 1994 between SpectraVision, Inc. and Elaine Parrish

           10.22 Executive Retirement Plan (Filed as Exhibit 10(g) to Spectradyne, Inc.'s 1986 Form 10-K (Commission File No. 0-9312) and incorporated herein by reference)

           10.23         Management Incentive Bonus Plan of SpectraVision, Inc.
                         dated February 2, 1994 (Filed as Exhibit 10.17 to the Company's 1993 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference.)

           22            Subsidiaries of SpectraVision, Inc.

           27            Financial Data Schedule for the year ended December 31,
                         1994

_______________
(b)        REPORTS ON FORM 8-K
           None

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF RICHARDSON, STATE OF TEXAS ON APRIL 5, 1995.

                                   SpectraVision, Inc.

                                   By:  /s/  Gary G. Weik
                                      ---------------------------------
                                         Gary G. Weik
                                         Chief Executive Officer



                                   PURSUANT TO THE REQUIREMENTS OF THE
SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                     TITLE                           DATE
- ---------                     -----                           ----

 /s/  GARY G. WEIK            Chief Executive Officer         April 5, 1995
- --------------------------                                    -------------
(Gary G. Weik)                (Principal Executive Officer)


                              Executive Vice President
 /s/  RICHARD M. GOZIA        and Chief Financial Officer     April 5, 1995
- --------------------------                                    -------------
(Richard M. Gozia)            (Principal Financial Officer)


 /s/  NANCY J. DEEMER         Vice President and Controller   April 5, 1995
- --------------------------                                    -------------
(Nancy J. Deemer)             (Principal Accounting Officer)


SIGNATURE                     TITLE                       DATE
- ---------                     -----                       ----


 /s/ JOHN F. BERARDI          Director                     April 5, 1995
- --------------------------                                ---------------
John F. Berardi



 /s/ MICHAEL C. COLLERAN      Director                     April 5, 1995
- --------------------------                                ---------------
Michael C. Colleran


 /s/ JOHN DAVIS               Director                     April 5, 1995
- --------------------------                                ---------------
John Davis



 /s/ MARVIN DAVIS             Director                     April 5, 1995
- --------------------------                                ---------------
Marvin Davis



 /s/ LEONARD GOLDBERG         Director                     April 5, 1995
- --------------------------                                ---------------
Leonard Goldberg



 /s/  GERALD S. GRAY          Director                     April 5, 1995
- --------------------------                                ---------------
Gerald S. Gray



 /s/ SIDNEY POITIER           Director                     April 5, 1995
- --------------------------                                ---------------
Sidney Poitier



 /s/ MICHAEL J. SEIBERT       Director                     April 5, 1995
- --------------------------                                ---------------
Michael J. Seibert


 /s/ STEPHEN D. SILBERT       Director                     April 5, 1995
- --------------------------                                ---------------
Stephen D. Silbert


SIGNATURE                     TITLE                 DATE
- ---------                     -----                 ----


                              Director
- --------------------------                          ---------------
Skip Victor



 /s/ KENNETH ZIFFREN          Director               April 5, 1995
- --------------------------                          ---------------
Kenneth Ziffren



                              Director
- --------------------------                          ---------------
Albert D. Jerome

                                                        SPECTRAVISION, INC.

                                                            Schedule II

                                                        VALUATION ACCOUNTS
                                                        ------------------


                COL. A                              COL. B                           COL. C                 COL. D        COL. E

                                                                                   Additions
                                                                     -----------------------------------
                                                 Balance at             Charged to                                      Balance at
             Description                     Beginning of Period     Costs & Expenses   Charged to Other  Deductions   End of Period

     ----------------------------            -------------------     ----------------   ----------------  ----------   -------------

From January 1, 1994 To December 31, 1994
  Deferred tax asset valuation allowance     $      38,240,000       $    75,135,000    $            -    $        -   $ 113,375,000
  Bad debt allowance                                   967,000               285,197                 -       179,929       1,072,268


From January 1, 1993 To December 31, 1993
  Deferred tax asset valuation allowance     $      14,584,000       $    23,656,000    $            -    $        -   $  38,240,000
  Bad debt allowance                                   524,000               900,000                 -       457,000         967,000


From January 1, 1992 To December 31, 1992
  Deferred tax asset valuation allowance     $               -       $    14,584,000    $            -    $        -     $14,584,000
  Bad debt allowance                                   438,000               765,000                 -       679,000         524,000
