Form 10-K405/A
period 1994-12-31
SPECTRAVISION INC
filed 1995-05-01
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K 405/A

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-9724

                              SPECTRAVISION, INC.
            (Exact Name of Registrant as specified in its charter)

          DELAWARE                              75-2182004
     (State of Incorporation)           (I.R.S. Employee Identification No.)

1501 NORTH PLANO ROAD, RICHARDSON, TEXAS        75083-0775
     (Address of Principal Executive Offices)    (Zip code)

      Registrant's telephone number, including area code:  (214) 234-2721

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
- -------------------                                     -------------------
Class B Common Stock, $0.001 Par Value                  American Stock Exchange
Contingent Value Rights                                 American Stock Exchange
11.65% Senior Subordinated Reset Notes, due 2002        American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___
                                                -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of March 24, 1995: $6,050,587. There is no established public trading market for the Registrant's Class A Common Stock. As of March 24, 1995, there were 19,390,379 shares of the Registrant's Class B Common Stock outstanding and 4,593,526 shares of Class A Common Stock outstanding.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No ___
                            -

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART III.................................................................   1
     Item 10.  Directors and Executive Officers of the Registrant........   1
     Item 11.  Executive Compensation....................................   5
     Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...................................................  10
     Item 13.  Certain Relationships and Related Transactions............  12

PART IV..................................................................  13
     Item 14.  Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K......................................................  13

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------------------------------

The following sets forth the certain information regarding the directors and executive officers of the Company.

        Name                Age                 Position
- --------------------     ---------     -------------------------
Gary G. Weik                49           Chief Executive Officer

Richard M. Gozia            50           Executive Vice President and
                                          Chief Financial Officer

Harry S. Budow              34           Senior Vice President,
                                          Marketing and Business
                                          Development, Spectradyne,
                                          Inc.

Elaine Parrish              45           Senior Vice President, Sales and
                                          Affiliate Marketing,
                                          Spectradyne, Inc.

Howard D.  Gardner          37           Senior Vice President of
                                          Technology and Network
                                          Operations,  Spectradyne, Inc.

Janet L. Dalicandro         40           Vice President  of International
                                          Operations, Spectradyne, Inc.

John Berardi                52           Director

Michael C. Colleran         42           Director

John Davis                  40           Director

Marvin Davis                69           Director

Leonard Goldberg            61           Director

Gerald S. Gray              66           Director

Sidney Poitier              68           Director

Michael J. Seibert          39           Director

Stephen D. Silbert          52           Director

Skip Victor                 39           Director

Kenneth Ziffren             54           Director

Albert D. Jerome            52           Director

     Gary G. Weik became Chief Executive Officer of the Company and its subsidiaries in September 1994. Prior to joining the Company, Mr. Weik was president and chief operating officer of KBLCOM, one of the nation's largest cable TV multiple system operators. During 1988 and 1989, Mr. Weik owned and operated WGA Communications, an independent cable company. Prior to 1988, he was president and chief executive officer of Harte-Hanks Cable Company, a subsidiary of Harte-Hanks Communications, Inc.

     Richard M. Gozia became Executive Vice President and Chief Financial Officer of the Company and its subsidiaries in October 1994. Mr. Gozia was previously president and chief executive officer of Wyatt Cafeterias, Inc. from 1992 to 1994. From 1986 to 1991 Mr. Gozia was president and chief executive officer of Gozia-Driver Media, Inc., a media investment company. From 1982 to 1986 he was vice president and chief financial officer of Harte-Hanks Communications, Inc.

     Harry S. Budow is Senior Vice President of Marketing and Business Development for Spectradyne. Before joining Spectradyne in March 1990, Mr. Budow was Vice President of Marketing and Engineering for Voice Response, Inc., a provider of interactive voice response systems, from September 1989 to February 1990 and an executive director of European operations for VMX Inc., a developer of voice mail systems, from 1986 to 1989.

     Elaine Parrish became Senior Vice President of Sales and Affiliate Marketing of Spectradyne, Inc. in December 1994. Prior to joining Spectradyne, Ms. Parrish was Senior Vice President of Cable Marketing and Sales of StarSight Telecast, Inc. from May 1993 to December 1994. From February 1983 to May 1993, Ms. Parrish was with Showtime Networks, Inc., most recently as Vice President of National Accounts.

     Howard D. Gardner has been Senior Vice President of Technology and Network Operations for Spectradyne since November 1993. From 1984 to 1993, Mr. Gardner served in various capacities, most recently as Divisional General Manager, with SRX Inc., a developer and manufacturer of digital telecommunications systems for business and public safety markets.

     Janet L. Dalicandro has been Vice President of International Operations for Spectradyne since April 1995. From August 1991 to March 1995, Ms. Dalicandro was Vice President and Managing Director of SpectraVision of Canada, Inc. Prior to joining the Company, Ms. Dalicandro was Vice President and General Manager for Granada Canada Limited, a supplier of television and video products to the Canadian lodging industry from May 1987 to July 1991.

     John F. Berardi has been a Director of the Company since November 1992. Mr. Berardi has been Executive Vice President and Chief Financial Officer of Farmland Industries, Inc., a cooperative farm supply, marketing and processing operation and retail and service operation since March 1992. From July 1990 to February 1992, Mr. Berardi was a Principal of Berardi and Associates, financial consultants. From April 1978 to June 1990, Mr. Berardi held various positions, including Executive Vice President and Chief Financial Officer with Harcourt Brace Jovanovich, Inc., a publishing company. Mr. Berardi is a member of the Audit Committee.

     Michael C. Colleran has been a Director of the Company since November 1992. Mr. Colleran has also served as the Executive Vice President of Davis Companies, an investment company, and the Chief Financial Officer for Miller-Davis Company, a real estate development general partnership, since May 1988. Mr. Colleran is a member of the Executive Committee and the Audit Committee.

     John Davis has been a Director of the Company since November 1992. Mr. Davis has been President and a Director of Davis Entertainment Company, a motion picture and television production company, since November 1985; Vice President of Davis Companies, an investment company, since December 1986 and Director since April 1989; President and a Director of Davis Entertainment Television, a television production company, since 1988; President and a director of Davis Films, Inc., a motion picture production company, since January 1987; and President and a Director of both Azur Communications Corporation and Bramble Communications Corporation, both television broadcast station companies, since December 1988. Mr. Davis is the son of Mr. Marvin Davis, a Director of the Company. Mr. Davis is a member of the Executive Committee.

     Marvin Davis has been a Director of the Company since April 1989 and is the principal partner of Rainbow Company. Mr. Davis has been President and Director of Davis Companies, an investment company, from October 1986 to present; Managing General partner of Davis Oil Company, an independent oil and gas general partnership, from 1960 to present; Managing General Partner of MD Co., an investment company, which is a General Partner of Miller-Klutznick-Davis-Gray Co. (now known as MKDG Co.), a real estate development general partnership, from March 1982 to present; General Partner of Miller-Davis Company, a real estate development general partnership, from January 1978 to present. Mr. Davis is the father of John Davis, a Director of the Company.

     Leonard Goldberg has been a Director of the Company since October 1989. Mr. Goldberg was President and Chief Operating Officer of Twentieth Century Fox Film Corporation from December 1986 until May 1989. Mr. Goldberg has been directly involved in the production of many feature films for both the movie and television industries. Mr. Goldberg is a member of the Compensation Committee.

     Gerald S. Gray has been a Director of the Company since April 1989. Mr. Gray has also served as Senior Vice President of Davis Companies, an investment company, since January 1987; Chief Financial Officer of Davis Oil Company, an independent oil and gas partnership, since 1977; Managing General Partner of GSG Company, an investment company, which is a General Partner of Miller-Klutznick-Davis-Gray Co. (now known as MKDG Co.), a real estate development general partnership, since March 1982; and General Partner of Miller-Davis Company, a real estate development general partnership, since January 1978. Mr. Gray is presently a Director of Children's Diabetes Foundation in Denver, Colorado. Mr. Gray is a member of the Executive Committee and the Audit Committee.

     Sidney Poitier has been a Director of the Company since October 1992. Mr. Poitier is an actor, producer and director. He has been President of Verdon Cedric Productions, a film production company, since 1962. In 1994, Mr. Poitier was appointed as a member of the Board of Directors of The Walt Disney Company, a major producer and distributor of film entertainment. Mr. Poitier is a member of the Compensation Committee.

     Michael J. Seibert has been a Director of the Company since November 1993. Mr. Seibert has been Vice President of Davis Companies, an investment company, since August 1989.

     Stephen D. Silbert has been a Director of the Company since May 1994. Mr. Silbert has been of counsel to the law firm of Christensen, White, Miller, Fink and Jacobs since 1991. From 1986 to November 1990, Mr. Silbert served in various capacities, including Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Operating Officer, with MGM/UA Communications Co., a production company. From November 1990 to May 1991, Mr. Silbert served as Vice Chairman of MGM-Pathe Communications Co., a production company.

     Skip Victor has been a Director of the Company since November 1992. Mr. Victor has been Executive Vice President and Principal of Chanin and Company, a financial advisory firm, since 1990. From July 1987 to February 1990, Mr. Victor was Vice President Corporate Finance at Drexel Burnham Lambert, Inc. He is a director of BDK Holdings, a holding company with entities that manufacture and distribute kitchen textiles and other household products. Mr. Victor also is a director of Bucyrus-Erie Company, a manufacturer of mining equipment, and California Beach Restaurants, Inc., a restaurant company.

     Kenneth Ziffren has been a Director of the Company since May 1989. Mr. Ziffren is presently Senior Partner of Ziffren, Brittenham, Branca & Fischer (Attorneys at Law) and has been with that firm since 1978. Mr. Ziffren is also a director of City National Corp., a one-bank holding company, and Marvel Entertainment Group, Inc., a comic book publisher. Mr. Ziffren is a member of the Audit Committee and the Compensation Committee.

     Albert D. Jerome has been a Director of the Company since November 1991. From November 1991 to September 1994, Mr. Jerome served as Chief Executive Officer of the Company. From November 1982 to October 1991, Mr. Jerome was President of NBC Television Stations. Prior to November 1982, Mr. Jerome held various positions with NBC, CBS and ABC. Mr. Jerome was formerly Chairman of the Board and is presently a director of the Foundation for Minority Interest in Media, a non-profit organization.

     Mr. Victor was selected as a director during the Company's 1992 restructuring pursuant to an understanding with the Company's preferred stockholders, and Mr. Berardi was selected as a director during the Company's 1992 restructuring pursuant to an understanding with the Company's bondholders.

     Compliance with Section 16 Reporting Requirements. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and, in certain instances, written representations that no additional reports were required, during the fiscal year ended December 31, 1994, all of the Company's officers, directors and holders of more than 10% of its Common Stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

COMPENSATION OF EXECUTIVE OFFICERS

     The Summary Compensation Table includes individual compensation information on the two individuals who served as Chief Executive Officer of the Company during 1994 and the four other most highly paid executive officers who served during 1994 (two of whom have since resigned) for services rendered in all capacities during the years ended December 31, 1994, 1993 and 1992. No compensation information is given for executive officers who joined the Company late in 1994 and received less than $100,000 in compensation from the Company in that year.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                         ANNUAL COMPENSATION         COMPENSATION
                                         -------------------         ------------
                                                                      Number of
                                                             Other    Securities
Name and                                                    Annual    Underlying         All Other
Principal Position           Year     Salary      Bonus    Comp./2/     Options       Compensation/3/
- --------------------------  ------  ----------  ---------  --------  ------------     ---------------

Gary G. Weik/1/               1992      ---         ---       ---         ---              ---
 Chief Executive              1993      ---         ---       ---         ---              ---
 Officer                      1994    $159,195   $319,000     ---         ---              ---

Harry S. Budow                1992     147,127      ---       ---         ---             $ 5,016
 Senior Vice President        1993     151,117    150,000     ---         ---               4,497
 Marketing & Business         1994     205,540      ---       ---        50,366             4,732
 Development,
 Spectradyne, Inc.

Howard D. Gardner             1992      ---         ---       ---         ---              ---
 Senior Vice President        1993      15,845      ---       ---         ---              ---
 Technology & Network         1994     117,007      ---       ---        17,988             2,572
 Operations,
 Spectradyne, Inc.

Janet L. Dalicandro/4/        1992      84,719        651     ---         ---               4,236
 Vice President of            1993      84,661     10,539     ---         ---               4,233
 International                1994     106,749     52,154     ---         7,195             5,338
 Operations,
 Spectradyne, Inc.

Albert D. Jerome              1992     627,977    150,000   $57,857       ---              87,704
 Former President &           1993     622,654    175,000     ---         ---               7,870
 Chief Executive Officer      1994     637,259      ---       ---         ---               8,142

Danny G. Hair/5/              1992     188,017      ---       ---         ---               4,873
 Former Vice President        1993     196,770    125,000     ---         ---               5,139
 & Chief Financial            1994     180,350      ---       ---        44,970             5,370
 Officer

Jon M. Nottingham/5/          1992      ---         ---       ---         ---              ---
 Former Senior Vice           1993     204,050     75,000    44,525       ---               7,195
 President, Sales and         1994     215,383      ---       ---        44,970             6,815
 Customer Service,
 Spectradyne, Inc.

________________________

/1/ In September 1994, Mr. Weik replaced Mr. Jerome as Chief Executive Officer of the Company. Mr. Weik's 1994 Bonus was paid in consideration of his forfeiture of monetary benefits from his previous employer. See "-- Description of Certain Agreements with Management--Gary Weik."

/2/ Perquisites for each individual named in the Summary Compensation Table for 1992, 1993 and 1994, except Mr. Jerome in 1992 and Mr. Nottingham in 1993, are not reflected because the value aggregated less than the lower of 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Other annual compensation for Mr. Jerome in 1992 includes $45,019 for relocation expenses as provided in Mr. Jerome's employment agreement. Other annual compensation for Mr. Nottingham in 1993 is for reimbursement of relocation expenses.

/3/ Includes the aggregate value of the Company's contribution under the Savings for Retirement Plan and, for Ms. Dalicandro, under the SpectraVision of Canada Pension Plan. All other compensation for Mr. Jerome in 1992 also includes a payment of $39,780 to Mr. Jerome's former employer for the equity in a life insurance policy and premiums totalling $40,235 for the two year period ending December 31, 1993.

/4/ Although Ms. Dalicandro's compensation was paid in Canadian Dollars, the information reported above for Ms. Dalicandro has been converted to U.S. Dollars based upon the average exchange rates for 1992, 1993 and 1994, which were .8279, .7749 and .7317, respectively.

/5/ Mr. Hair and Mr. Nottingham resigned from the Company September 23, 1994 and November 4, 1994, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information with respect to the executive officers named in the Summary Compensation Table above who were granted stock options during the last fiscal year.

                                                                                                   Potential Realizable Value at
                                                                                                    Assumed Annual Rates of
                                                                                                   Stock Price Appreciation for
                                             Individual Grants                                             Option Term
                  -----------------------------------------------------------------------  -----------------------------------------


                       Number of           Percent of Total
                       Securities          Options Granted
                       Underlying           to Employees          Exercise Price         Expiration
                     Options Granted     in Fiscal Year             Per Share               Date             5%            10%
                     --------------- -----------------------     ----------------       --------------    ---------     ---------
Harry S. Budow           50,366                14.0%                $ 7.875                2/2/04          $249,438      $632,129

Howard D. Gardner        17,988                 5.0%                $ 7.875                2/2/04          $ 89,086      $225,762

Janet L. Dalicandro       7,195                 2.0%                $ 7.875                2/2/04          $ 35,633      $ 90,302

Danny G. Hair            44,970                12.5%                $ 7.875                2/2/04          $222,714      $564,405

Jon M. Nottingham        44,970                12.5%                $ 7.875                2/2/04          $222,714      $564,405

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

     The following table provides information with respect to the executive officers named in the Summary Compensation Table concerning unexercised options held as of the end of the last fiscal year:

                                                                             NUMBER OF
                                                                      SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                          FISCAL YEAR END                 DECEMBER 31, 1994
                                                                    --------------------------      --------------------------------
                                  SHARES
                                 ACQUIRED              VALUE
     NAME                       ON EXERCISE           REALIZED       EXERCISABLE      UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
     ----                       -----------           --------       -----------      -------------    -----------    -------------

Harry S. Budow                      --                   --             12,592            37,774           --              --

Howard D. Gardner                   --                   --              4,497            13,491           --              --

Janet L. Dalicandro                 --                   --              1,799             5,396           --              --

Danny G. Hair                       --                   --             11,243            33,727           --              --

Jon M. Nottingham                   --                   --             11,243            33,727           --              --

COMPENSATION OF DIRECTORS

     During 1994 the Company paid all directors $25,000 annually, payable quarterly. This compensation is paid regardless of the number of meetings held and individual attendance thereat. Committee member directors receive $1,000 for each committee meeting that is held on a day when there is no Board meeting. Additionally, directors' travel expenses to meetings are reimbursed by the Company. The Company presently provides liability insurance for potential losses incurred by its directors and officers as a result of actions taken by them in their respective capacities on behalf of the Company.

DESCRIPTION OF CERTAIN AGREEMENTS WITH MANAGEMENT

     Gary Weik.  The Company entered into an employment agreement, effective as
     ---------
of August 31, 1994, with Gary Weik, which agreement was amended effective as of January 1, 1995 (as amended, the "Weik Agreement"), pursuant to which Mr. Weik serves as Chief Executive Officer of the Company. The Weik Agreement expires on December 31, 1998, but contains an option exercisable before July 1, 1998 for the Company to extend the term until December 31, 2000. Mr. Weik will receive a base salary during 1995 of $564,970 per year, subject to a yearly increase based upon the increase during the previous year in the National Consumer Price Index. Mr. Weik is also eligible to receive an annual incentive payment pursuant to the Company's 1994 Management Incentive Bonus Plan (the "Bonus Plan"). If the Bonus Plan's targets are achieved, then Mr. Weik's bonus payment will be equal to 50% of his base salary. Notwithstanding the Bonus Plan's targets, the Weik Agreement provides that Mr. Weik shall receive a bonus for 1995 of no less than 25% of his base salary. Mr. Weik is entitled to an annual auto allowance of $12,000, subject to a yearly increase on the same basis as increases in his base salary. Mr. Weik also is entitled to participate in any employee benefit plans maintained by the Company. The Weik Agreement provides for the grant to Mr. Weik of options to purchase an aggregate of 600,000 shares of Common Stock.

     In 1994, Mr. Weik received a one-time payment of $319,000, representing monetary loss associated with leaving his prior employment, and reimbursement of $3,477 in relocation expenses. Mr. Weik also is entitled to additional reimbursements for relocation expenses that he incurs until August 31, 1997, not to exceed an aggregate of $65,000. Pursuant to the Weik Agreement, the Company will provide a life insurance policy for Mr. Weik with a face amount of not less than $2,000,000 and a long-term disability insurance policy providing for monthly payments of 60% of Mr. Weik's monthly base salary at the time of disability if he is totally disabled. If Mr. Weik becomes totally and permanently disabled, then he will continue for six months to receive the compensation that he otherwise would have received under the Weik Agreement. In the event of Mr. Weik's death, his estate will receive an amount equal to six months of his annual base salary.

     The Company has the right to terminate Mr. Weik's employment for cause.
Mr. Weik has the right to terminate the Weik Agreement upon a material breach of the Weik Agreement by the Company. Upon such a termination for material breach, Mr. Weik will be entitled to receive all sums due to him through the unexpired term of the Weik Agreement, including his annual base salary and annual incentive bonus amounts. Mr. Weik also has the right to terminate the Weik Agreement under certain circumstances within two years after a change of control. Upon such a termination, Mr. Weik generally would be entitled to receive three times his "annualized includable compensation," which is the maximum payment permitted by the Internal Revenue Code that does not constitute an "excess parachute payment."

     The Weik Agreement also includes non-competition and confidentiality provisions.

     Harry S. Budow. As of April 5, 1993, the Company's wholly owned subsidiary,
     --------------
Spectradyne, entered into a personal services agreement with Harry S. Budow, Senior Vice President of Marketing and Business Development, which provided for an annual base salary of $150,000, an annual discretionary incentive bonus, and participation in benefit plans maintained by the Company. The agreement was amended as of March 14, 1994 (as amended, the "Budow Agreement") to extend its initial term to December 31, 1996, to increase Mr. Budow's annual base salary to $200,000, and to provide for automatic one-year renewals unless terminated by notice given at least five months prior to the end of the current term. The Budow Agreement includes a covenant not to compete during the term of the Budow Agreement and in the event of termination of the Budow Agreement for so long as Spectradyne, Inc. pays Mr. Budow in accordance with the terms of the Budow Agreement, and also includes confidentiality provisions in effect during the term of the Budow Agreement and for two years thereafter.

     Howard D. Gardner.  The Company entered into an employment agreement,
     -----------------
effective as of January 1, 1995, with Howard D. Gardner (the "Gardner Agreement"), pursuant to which Mr. Gardner serves as Senior Vice President of Technology and Network Operations of the Company. The Gardner Agreement expires on December 31, 1997. Mr. Gardner's base salary for 1995 is $152,400 and is subject to a yearly increase based upon the increase during the previous year in the Consumer Price Index for Urban Wage Earners in Dallas, Texas or any greater amount approved by the Company's Board of Directors. Mr. Gardner is eligible to receive an annual incentive payment pursuant to the

Bonus Plan, which will be equal to 50% of his base salary if the Bonus Plan targets are achieved. Mr. Gardner also is entitled to participate in any employee benefit plans maintained by the Company.

     The Company has the right to terminate Mr. Gardner's employment on thirty days' notice upon a material breach of the Gardner Agreement by Mr. Gardner. Upon termination by the Company, Mr. Gardner is entitled to thirty days' pay and all accrued cash and non-cash compensation to the date of termination.

     Mr. Gardner has the right to terminate the Gardner Agreement upon a material breach of the Gardner Agreement by the Company. Upon such a termination, Mr. Gardner will be entitled to receive all sums due to him through the unexpired term of the Gardner Agreement, including his annual base salary and annual incentive bonus amounts. Mr. Gardner also has the right to terminate the Gardner Agreement under certain circumstances within two years after a change of control. Upon such a termination, Mr. Gardner will be entitled to receive the greater of (a) all sums due to him through the unexpired term of the Gardner Agreement, including annual base salary and annual incentive bonus amounts, or (b) two times the sum of Mr. Gardner's annual base salary, plus his annual incentive bonus for the year in which his employment was terminated, or, if his annual incentive bonus has not been determined, his annual incentive bonus for the prior year.

     The Gardner Agreement provides that all of Mr. Gardner's work product, including inventions and original works of authorship, during his employment by the Company shall belong to the Company. The Gardner Agreement includes non-competition and confidentiality provisions.

     Albert D. Jerome.  In 1992, the Company entered into a five-year employment
     ----------------
agreement with Albert D. Jerome (the "Jerome Agreement"), its former President and Chief Executive Officer, providing for an annual base salary of $600,000. Under the Jerome Agreement, Mr. Jerome's base salary was adjusted annually to reflect increases in the Consumer Price Index for all Urban Consumers. In addition to an annual base salary, Mr. Jerome's compensation pursuant to the Jerome Agreement included an annual incentive opportunity with payment based on attainment by the Company of predetermined cash flow and other financial criteria. The Jerome Agreement provided that Mr. Jerome's bonuses would not
exceed $350,000 per year.   No bonuses were paid in 1994 for cash flow
achievement. Mr. Jerome's employment agreement also provides for a phantom stock bonus where Mr. Jerome could earn a cash bonus. At December 31, 1994, the Company had no liability under the phantom stock bonus plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The table below sets forth certain information, to the Company's knowledge, as of April 3, 1995, unless otherwise indicated, regarding the beneficial ownership of the Company's Class A and Class B Common Stock, by (i) each person known by the Company to own beneficially more than 5 percent of its outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group:

                                                CLASS A                                     CLASS B
                                ---------------------------------------     -------------------------------------------
                                   Number of                                  Number of
                                     Shares                                     Shares
                                   Beneficially          Percentage of        Beneficially            Percentage of
     Beneficial Owner                Owned                 Shares /1/           Owned                    Shares/1/
- --------------------------      -----------------      ----------------     ----------------       --------------------
Rainbow Company/2, 3/               4,593,476                99.9%              4,674,986                 19.5%

Gary G. Weik                            --                      --                     --                    --

Harry S. Budow                          --                      --                 25,183/4/                  *

Howard D. Gardner                       --                      --                  9,994/5/                  *

Janet L. Dalicandro                     --                      --                  3,598/6/                  *

John F. Berardi                         --                      --                     --                    --

Michael C. Colleran                     --                      --                     --                    --

John Davis                              --                      --                     --                    --

Marvin Davis/2, 3/                  4,593,476                99.9%              4,674,986                 19.5%

Leonard Goldberg                        --                      --                     --                    --

Gerald S. Gray                          --                      --                     --                    --

Sidney Poitier                          --                      --                     --                    --

Michael J. Seibert                      --                      --                     --                    --

Stephen D. Silbert                      --                      --                  1,000                     *

Skip Victor                             --                      --                  1,000                     *

Kenneth Ziffren                         --                      --                     --                    --

Albert D. Jerome                        --                      --                     --                    --

Danny G. Hair                           --                      --                  2,000                     *

Jon M. Nottingham                       --                      --                     --                    --

The Equitable Life
  Assurance Society of
  the United States and
  Alliance Capital
  Management L.P./7/                    --                      --              1,047,934                  5.4%

All executive officers and
  directors as a group (16
  persons)/8/                       4,593,476                99.9%              4,717,756                 19.6%

__________________
*Less than 1%.

/1/ Based upon 4,593,526 outstanding shares of Class A Common Stock and 19,390,379 outstanding shares of Class B Common Stock, which are treated collectively for the purpose of calculating the percentage of shares of Class B Common Stock held by Rainbow Company ("Rainbow"), Mr. Marvin Davis and all executive officers and directors as a group.

/2/ Each share of Class A Common Stock is convertible at any time by the holder thereof into one share of Class B Common Stock. The Class B Common Stock information included above for Rainbow and Marvin Davis includes (i) 4,593,476 shares of Class B Common Stock issuable upon conversion of shares of Class A Common Stock, (ii)

     78,500 shares of Class B Common Stock held by Davis Oil Company and (iii) 3,010 shares of Class B Common Stock issuable pursuant to presently exercisable stock options held by Rainbow.

/3/ Rainbow Company is a general partnership controlled by Mr. Marvin Davis through its general partners, Davis-Rainbow, Inc., and the Marvin Davis and Barbara Davis Revocable Trust. Rainbow is the record owner of substantially all of the shares of Class A Common Stock of the Company.
     The mailing address of the principal executive office of Rainbow is Suite 2800, 2121 Avenue of the Stars, Los Angeles, California 90067-5000.

/4/ Includes 25,183 shares of Common Stock issuable upon exercise of vested options.

/5/ Includes 8,994 shares of Common Stock issuable upon exercise of vested options.

/6/ Includes 3,598 shares of Common Stock issuable upon exercise of vested options.

/7/ In a joint filing of Schedule 13G dated February 10, 1995, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, and Uni Europe Assurance Mutuelle, as a group, and AXA and The Equitable Companies Incorporated and its subsidiaries, reported beneficial ownership with respect to such shares of the Company's Class B Common Stock. The Equitable Life Assurance Society of the United States and Alliance Capital Management L.P., subsidiaries of The Equitable Companies Incorporated, report ownership of 519,020 and 512,414 of such shares of Class B Common Stock, respectively, which were acquired solely for investment purposes and solely for investment purposes on behalf of client discretionary investment advisory accounts, respectively. Additionally, Donaldson, Lufkin & Jenrette Securities Corporation, a subsidiary of The Equitable Companies Incorporated, reported shared dispositive power with respect to 16,500 shares held for investment purposes. The mailing address of the principal business office of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019.

/8/ Excludes Mr. Hair and Mr. Nottingham, who were named in the Summary Compensation Table, but who resigned in 1994. Includes an aggregate of 40,780 shares of Common Stock issuable upon the exercise of vested options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Pursuant to an employment agreement dated May 25, 1987, Mr. Howard T. Buchanan, former Chairman of the Board and Chief Executive Officer of Spectradyne, Inc. and a director of the Company until March 1995 receives $12,500 per month and customary employee benefits not to exceed $30,000 in any 12-month period in satisfaction of a change-of-control clause, which was triggered by the acquisition in 1986 of all of the outstanding stock of Spectradyne, Inc. by the Company. This agreement expired in April 1995. Payments under this agreement were $166,500 for the year ended December 31, 1994.

     Mr. Buchanan also receives annual payments pursuant to the Company's Executive Retirement Plan, which was adopted in 1985 and then terminated by the Company in 1987 for new participants. Mr. Buchanan was the only director or officer of the Company covered by the Executive Retirement Plan in 1994. The plan provided that the Company would pay to each executive officer who retired after becoming age 60, provided he had worked for the Company for at least 10 years, the lesser of (i) 60 percent of the highest base compensation (including salary but not including any bonuses or contributions to other plans) of the executive officer or (ii) $150,000 each year after retirement for 20 years. In the event of the death of an executive officer, the Company will pay his beneficiaries the remaining benefits. The benefits under the plan for executive officers are unfunded. The Company, however, has purchased insurance to cover its costs to pay the death benefits described above. The Company paid premiums of $26,000 during 1994 to insure the death benefit under the plan. Mr. Buchanan received $150,000 under this plan in 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(A)(3)EXHIBITS

Exhibit No.        Description
- -----------        -----------
                 2.0            Order dated October 29, 1992 confirming debtors'
                                plan of reorganization under Chapter 11 of the
                                bankruptcy code (Filed as Exhibit 2 to the
                                Company's Report on Form 10-Q for the period
                                ended September 30, 1992 (Commission File No. 1-
                                9724) and incorporated herein by reference)

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

                 3.1.5 Certificate of Amendment of the Certificate of Incorporation of SPI Holding, Inc. filed November 23, 1992 (Filed as Exhibit 3.1.5 to the Company's 1992 Form 10-K (Commission File No. 1-
                                9724) and incorporated herein by reference)

                 3.1.6 Certificate of Amendment of the Certificate of Incorporation of SpectraVision, Inc. (Filed as
                                Exhibit 3.1.6 to the Company's Report of Form 10-Q for the period ended June 30, 1994 (Commission File No. 1-9724) and incorporated herein by reference)

                 3.2            Amended and Restated Bylaws of SPI Holding, Inc.
                                (filed as Exhibit 3.2 to the Company's
                                Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

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

                 4.2 Form of Note (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1/S-2 (Registration No. 33-66762) and incorporated herein by reference)

                 4.4 Contingent Value Rights Agreement dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc., and U.S. Trust Company of Texas, N.A., as Trustee, re: Contingent Value Rights (Filed as Exhibit 4.3 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

                 4.5 Form of Indenture dated as of October 1, 1993 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc., and First Trust National Association, as Trustee, re: 11 1/2% Senior Discount Notes due 2001 (Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-66762) and incorporated herein by reference)

                 10.9 Agreement dated January 1, 1990 between Spectradyne, Inc. and International Alliance Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada, AFL-CIO (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

                 10.12 Warrant Agreement dated as of October 8, 1987, between SPI Holding, Inc. and the rights agent thereunder (Filed as Exhibit 10(u) to the Company's 1988 Form 10-K (Commission File No. 1-
                                9724) and incorporated herein by reference)

                 10.13 Terms and conditions of Credit Facilities dated as of April 5, 1990 between The Royal Bank of Canada and Spectravision of Canada, Inc. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

                 10.15 Employment Agreement dated as of January 28, 1992 between SPI Holding, Inc., Spectradyne, Inc. and Albert D. Jerome (Filed as Exhibit
                                10.15 to the Company's Registration Statement on Form S-4 (Registration No. 33-43199) and incorporated herein by reference)

                 10.16* Employment Agreement dated August 31, 1994 between SpectraVision and Gary Weik

                 10.17* Amendment Number One dated January 1, 1995 to Employment Agreement between SpectraVision and Gary Weik

                 10.18* Restated Employment Agreement dated September 21, 1994 between SpectraVision, Inc. and Richard
                                M. Gozia

                 10.19 Personal Services Agreement dated April 5, 1994 between Spectradyne, Inc. and Harry S. Budow and Amendment to the Personal Services Agreement dated March 24, 1994 between Spectradyne, Inc. and Harry S. Budow (Filed as Exhibits 10.14 and
                                10.15 to the Company's 1993 Form 10-K
                                (Commission File No. 1-9724) and incorporated herein by reference).

                 10.20* Employment Agreement dated January 1, 1995 between SpectraVision, Inc. and Howard D. Gardner.

                 10.21* Restated Employment Agreement dated December 5, 1994 between SpectraVision, Inc. and Elaine Parrish

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

                 10.24 Agreement for Phase 1 Information Technology Services between Spectradyne, Inc. and Electronic Data Systems Corporation dated as of July 28, 1993.

                 10.25 Phase 2 Information Technology Product and Service Agreement between Electronic Data Systems

                                Corporation and Spectradyne, Inc., dated as of August 27, 1993.

                 10.26 Addendum No. 2 to Phase 2 Operating Lease, between Spectradyne, Inc. and Electronic Data Systems Corporation, dated as of August 27, 1993.

                 10.27 Addendum No. 4 to Phase 1 Operating Lease between Spectradyne, Inc. and Electronic Data Systems Corporation, dated as of July 28, 1993.

                 10.28 Special Provisions Agreement among Spectradyne, Inc., SpectraVision, Inc., and Electronic Data Systems Corporation, dated as of January 1, 1995.

                 10.29 Technology Services Agreement between Spectradyne, Inc. and Certech Technology, Inc., dated as of December 17, 1993.

                 10.30 Personal Computer Functionality Management Agreement between SPI Holding, Inc. and EDS Technical Products Corporation, dated July 28, 1993.

                 22*            Subsidiaries of SpectraVision, Inc.

                 27*            Financial Data Schedule for the year ended
                                December 31, 1994.

__________________________

*    Previously filed with the Form 10-K on April 6, 1995.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF RICHARDSON, STATE OF TEXAS ON APRIL 28, 1995.


                                 SpectraVision, Inc.


                                 By:  /s/ Richard M. Gozia
                                      ------------------------------------------
                                      Richard M. Gozia
                                      Executive Vice President and
                                      Chief Financial Officer