Form 10-Q
period 1995-03-31
SPECTRAVISION INC
filed 1995-05-12
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       or
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM________________ TO_________________

                         Commission file number: 1-9724


                              SpectraVision, Inc.
                              -------------------
             (Exact name of Registrant as specified in its charter)


                     Delaware                                 75-2182004
               ------------------                           --------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

          1501 North Plano Road, Richardson, Texas               75081
          ----------------------------------------           ------------
          (Address of principal executive offices)            (Zip Code)

                                 (214) 234-2721
                                 --------------
                        (Registrant's telephone number,
                              including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X    No
                                                   -----     -----

         Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Outstanding at
          Title of each Class                        May 8, 1995
          --------------------------------------    -----------
          Class A Common Stock, $0.001 Par Value      4,593,526
          Class B Common Stock, $0.001 Par Value     19,390,379

                        PART I.   FINANCIAL INFORMATION

                         ITEM I.   FINANCIAL STATEMENTS

                            SPECTRAVISION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)



                                                        March 31,     December 31,
                                                          1995            1994
                                                       -----------    -----------
                                                       (Unaudited)
ASSETS

    Cash and Cash Equivalents                           $     102      $   1,317
    Accounts Receivable                                    22,063         20,417
    Debt Issuance Costs (net)                               6,488          6,797
    Prepaids and Other Assets                               8,456          8,933

    Video Systems
        Installations In-Process                           39,284         38,144
        Completed Systems                                 249,103        257,484
                                                        ---------      ---------
                                                          288,387        295,628
        Less accumulated depreciation and
         amortization                                    (153,927)      (149,045)
                                                        ---------      ---------
    Total Video Systems                                   134,460        146,583

    Building and Equipment
        Building                                            4,294          4,294
        Furniture, fixtures and other equipment             6,895          6,887
                                                        ---------      ---------
                                                           11,189         11,181
        Less accumulated depreciation                      (5,310)        (4,965)
                                                        ---------      ---------
    Total Building and Equipment                            5,879          6,216


    Land                                                    2,559          2,559
    Hotel Contracts (net)                                  49,351         50,000
                                                        ---------      ---------

TOTAL ASSETS                                            $ 229,358      $ 242,822
                                                        =========      =========


See Accompanying Notes to the Condensed Consolidated Financial Statements

                                 SPECTRAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (Dollars in thousands, except share data)




                                                        March 31,     December 31,
                                                          1995            1994
                                                       -----------    -----------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

    Liabilities

        Accounts Payable                                $  42,189      $  48,807
        Accrued Liabilities
            Interest                                       13,791          3,413
            Other                                          21,909         26,017
        Income Taxes                                          290            290
        Deferred Income Taxes                               6,515          6,757

        Debt

            Revolving Credit Facility                      12,500         12,500
            Canadian Bank Credit Facility                   7,350          7,350
            11.5% Senior Discount Notes                   177,111        172,295
            11.65% Senior Subordinated Reset Notes        294,768        294,768
            Capitalized Lease Obligations                  25,970         23,492
            Other Debt                                        152            158
                                                        ---------      ---------
        Total Debt                                        517,851        510,563
                                                        ---------      ---------

    Total Liabilities                                     602,545        595,847

    Contingent Value Rights                                20,000         20,000

    Stockholders' Deficit

        Class A Common Stock - $0.001 par value,
          authorized 6,000,000 shares, issued and
          outstanding 4,593,526 at March 31, 1995
          and December 31, 1994, respectively.                  5              5
        Class B Common Stock - $0.001 par value,
          authorized 144,000,000 shares, issued and
          outstanding 19,390,379 at March 31, 1995
          and December 31, 1994, respectively.                 19             19
        Paid in Capital                                   392,185        392,185
        Retained Deficit                                 (785,683)      (765,729)
        Foreign Currency Translation Adjustment               287            495
                                                        ---------      ---------
    Total Stockholders' Deficit                          (393,187)      (373,025)
                                                        ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 229,358      $ 242,822
                                                        =========      =========


See Accompanying Notes to the Condensed Consolidated Financial Statements

                          SPECTRAVISION, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except share data)
                             (Unaudited)



                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   1995         1994
                                                 -------      --------
REVENUES:
  Pay-Per-View                                $   28,084    $   31,614
  Free-To-Guest                                    3,458         3,868
  Other                                            1,593         1,618
                                              ----------    ----------
TOTAL REVENUES                                    33,135        37,100

DIRECT COSTS:
  Pay-Per-View                                     9,628        10,719
  Free-To-Guest                                    2,833         3,130
  Other                                              535           370
                                              ----------    ----------
TOTAL DIRECT COSTS                                12,996        14,219

DEPRECIATION AND AMORTIZATION                      8,974        11,469
OPERATING EXPENSES                                10,182         8,441
SALES, GENERAL AND ADMINISTRATIVE EXPENSES         5,602         5,681
RESEARCH AND DEVELOPMENT (NET)                       601           620
EXCHANGE LOSS                                        145            62
                                              ----------    ----------
TOTAL COSTS AND EXPENSES                          38,500        40,492
                                              ----------    ----------
OPERATING LOSS                                    (5,365)       (3,392)

INTEREST EXPENSE, NET                             14,830        13,647
                                              ----------    ----------
LOSS BEFORE INCOME TAXES                         (20,195)      (17,039)

INCOME TAXES
  State and Foreign Provision                          1           331
  Deferred Benefit                                  (242)       (2,152)
                                              ----------    ----------
TOTAL INCOME TAX (BENEFIT)                          (241)       (1,821)
                                              ----------    ----------
NET LOSS                                      $  (19,954)   $  (15,218)
                                              ==========    ==========
NET LOSS PER COMMON SHARE                     $    (0.83)   $    (0.63)
                                              ==========    ==========
AVERAGE COMMON SHARES OUTSTANDING             23,983,905    23,983,905


See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                      1995                1994
                                                    -------             -------
OPERATING ACTIVITIES:
 Net loss                                           $(19,954)           $(15,218)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                        8,974              11,469
  Other non-cash items:
   Increase in accrued interest paid in kind          12,429              11,088
   Deferred income tax benefit                          (242)             (2,152)
   Accretion of discount on senior notes               4,816               4,314
   Amortization of debt issuance costs                   309                 334
   Exchange loss                                         145                  62
 Increase (decrease) in:
  Accounts payable                                      (204)              4,167
  Accrued interest                                    (2,051)             (2,508)
  Other accrued liabilities                            4,887                 477
  Income taxes payable                                     -                  23
 Decrease (increase) in:
  Accounts receivable                                 (1,688)             (1,125)
  Prepaids and other assets                              260              (1,017)
                                                    --------            --------
Net cash provided by operating activities              7,681               9,914

INVESTING ACTIVITIES:
 Cost of in-process systems and capital
  expenditures                                        (7,528)            (13,435)
                                                     --------            --------
Net cash used in investing activities                 (7,528)            (13,435)

FINANCING ACTIVITIES:
 Repayment of other debt and capitalized leases       (1,303)               (803)
                                                    --------            --------
Net cash used in financing activities                 (1,303)               (803)
Effect of exchange rate changes on cash                  (65)                (10)
                                                    --------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,215)             (4,334)

Cash and cash equivalents at beginning of period       1,317              14,285
                                                    --------            --------
Cash and cash equivalents at end of period          $    102            $  9,951
                                                    ========            ========

See Accompanying Notes to the Condensed Consolidated Financial Statements

                             SpectraVision, Inc.
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1995

1.  General
    -------

    These consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities Exchange Commission in the 1994 Annual Report on Form 10-K of SpectraVision, Inc. ("SpectraVision", or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

2.  Organization and Basis of Presentation
    --------------------------------------

    The Company is the leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

       Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision and its subsidiaries, including SPI Newco, Inc., its direct subsidiary, and Spectradyne, Inc. ("Spectradyne") the direct subsidiary of SPI Newco, Inc.

3.  1995 Restructuring
    ------------------

    The Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. The Company believes cash flow from operations (earnings before interest, taxes, depreciation, amortization and other non-cash items) in 1995 will not be sufficient to satisfy its known demands for cash. The Company has no borrowing availability under its current revolving line of credit to meet its cash flow shortfalls. Additionally, the Company is not in compliance with certain financial covenants under the terms of the revolving credit facility, which has an outstanding balance of $12.5 million. The lenders under the revolving credit facility may, at their option, give notice to the Company that amounts owed are immediately due and payable, and the Company does not have sufficient resources to repay this obligation. Further, the Company will not have sufficient resources to service its outstanding debt, including interest payments of $18 million on the 11.65% Reset Notes (defined below) due December 1, 1995, payment of the EDS Deferred Amount (defined in Note 5) due August 31, 1995 and payment of the Canadian Bank Credit Facility due June 30, 1995.

                             SpectraVision, Inc.
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1995


    In February 1995, the Company retained a financial advisor and announced its plan to restructure its debt and equity. The Company has had preliminary discussions with holders of its 11.5% senior discount notes, due 2001 ("Senior Discount Notes") and 11.65% senior subordinated reset notes due 2002 ("Reset Notes") to discuss the Company's proposed restructuring plan (the "Restructuring Plan"). The Restructuring Plan contemplates the exchange of most of the Company's debt for the issuance of new common stock ("New Common Stock"). The principal components of the Restructuring Plan include the exchange of (i) $177.1 million principal amount of senior discount notes, plus accrued interest, for $75 million principal amount of 11.5% senior discount notes, due 2003 and 50% of the New Common Stock outstanding; (ii) $294.8 million principal amount of Reset Notes, plus accrued interest, for 35% of the New Common Stock outstanding;
(iii) $33.9 million of unsecured obligations to EDS for 15% of the New Common Stock outstanding; (iv) 3,269,544 Contingent Value Rights ("CVRs") for warrants to purchase 1% of the New Common Stock outstanding on a fully diluted basis; and
(v) all of the outstanding Class A and Class B Common Stock for warrants to purchase 3.5% of the New Common Stock outstanding on a fully diluted basis. The Restructuring Plan contemplates that the Company's trade debt will be unaffected. There can be no assurance that an agreement with the Company's creditors and other necessary parties on any proposed restructuring plan will be reached or that any proposed restructuring plan will be implemented. The terms of any restructuring plan may vary substantially from the terms described above.

    The Company is also seeking new sources of capital to remedy its liquidity deficiency, including refinancing its bank credit facility and potentially the sale of certain of its foreign businesses. If the Restructuring Plan, or any variations thereto, is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  Debt
    ----

    Revolving Credit Facility: The Company is not in compliance with the financial covenants relating to its operating cash flow and total debt to cash flow ratio requirements. Under the terms of the Revolving Credit Facility, the lenders may, at their option, give notice that the amounts outstanding are immediately due and payable. In connection with the Restructuring Plan, the Company will be seeking new sources of financing to replace and extend its Revolving Credit Facility.

    Senior Subordinated Reset Notes:   The Company currently has outstanding
$294,768,000 principal amount of Reset Notes. Interest is payable semi-annually on June 1 and December 1. Subject to the provisions of the Reset Note indenture, the Company could, at its option, pay interest on the Reset Notes on June 1, 1994, December 1, 1994 and June 1, 1995 through the issuance of additional Reset Notes valued at 100% of the principal amount (the "PIK Option"). If the PIK Option is exercised, the annual interest rate on the Reset Notes for the interest period for which such option is exercised is increased by 100 basis points to 12.65% The Company elected to exercise the PIK Option for the interest periods ending June 1, 1994 and December 1, 1994 and has announced that it intends to exercise the PIK Option with respect to the interest due on June 1, 1995.

                             SpectraVision, Inc.
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1995


5.  EDS Service and Technology Agreement
    ------------------------------------

    At December 31, 1994 the Company had amounts payable to Electronic Data Systems Corporation ("EDS") for equipment purchased and services rendered during 1994 of $40.6 million. On January 1, 1995 the Company entered into a special provisions agreement with EDS (the "Special Provisions Agreement") which converted $16 million of the amount owed EDS to an operating lease and provided for the payment of $24.6 million due for services rendered by EDS (the "EDS Deferred Amount"). The EDS Deferred Amount accrues interest at 11.5% per annum with payment in full on or before August 31, 1995. Accordingly, $16.0 million of system components classified in video systems at December 31, 1994, were converted to an operating lease effective January 1, 1995. Because of the Company's failure to make certain payments due under the Special Provisions Agreement, the Company is in breach of all of its agreements with EDS, including the EDS technology agreements, operating lease and the Special Provisions Agreement, and all amounts owed by the Company to EDS, including the EDS Deferred Amount, are now due and payable. Consequently, EDS has the right to terminate the agreements that are in default, remove the equipment it has provided to the Company under the operating lease and discontinue providing services in support of the Company's compressed digital video network. In the event that EDS takes any of these actions, the Company may be forced to seek protection under applicable bankruptcy laws.

6.  Contingencies
    -------------

    On October 20, 1994, a purported class action complaint was filed in the United States District Court alleging misrepresentations and omissions concurrent with and following the Company's 1993 offerings of Class B Common Stock and Senior Discount Notes. The plaintiff seeks unspecified damages, prejudgment interest, and fees and costs of the plaintiff. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself.

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

7.  Subsequent Event
    ----------------

    On May 1, 1995, the American Stock Exchange (the "Exchange") halted trading on the Company's Class B Common Stock and CVRs following the Company's announcement on Friday, April 28, that it had presented the Restructuring Plan to certain holders of its Senior Discount Notes and Reset Notes. Exchange officials expressed concern about current or potential shareholders' ability to value the Company's Class B Common Stock and CVRs in light of the Restructuring Plan, and there can be no assurance that trading in the Class B Common Stock and CVRs will be resumed. The Company no longer meets the continuing listing guidelines of the Exchange. The Company's Reset Notes (AMEX: SVN C) continue to trade on the Exchange.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

Financial Condition, Liquidity and Capital Resources

    The Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. The Company has total liabilities of approximately $602.0 million and assets of $228.0 million. The Company's cash flow from operations (earnings before interest, taxes, depreciation, amortization and other non-cash items) in 1995 will not be sufficient to satisfy its known demands for cash. The Company has no borrowing availability under its current revolving line of credit to meet its cash flow shortfalls. Additionally the Company is not in compliance with certain financial covenants under the terms of the revolving credit facility which has an outstanding balance of $12.5 million. The lenders under the revolving credit facility may, at their option, give notice to the Company that amounts owed are immediately due and payable, and the Company does not have sufficient resources to repay this obligation. The Company is also a defendant in a purported class action complaint. The outcome of the case cannot be predicted with any certainty. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. However, the Company is currently unable to determine the sufficiency of its resources with respect to any material adverse effects of an unsuccessful defense of the suit.

    Because of the Company's failure to make certain payments due under the Special Provisions Agreement, the Company is in breach of all of its agreements with EDS, including the EDS technology agreements, operating lease and the Special Provisions Agreement, and all amounts owed by the Company to EDS, including the EDS Deferred Amount, are now due and payable. Consequently, EDS has the right to terminate the agreements that are in default, remove the equipment it has provided to the Company under the operating lease and discontinue providing services in support of the Company's compressed digital video network.

   The Company's cash flow from operations (earnings before interest, taxes, depreciation, amortization and other non-cash items) for the quarter ended March 31, 1995 was $3.8 million as compared to $8.1 million cash flow from operations for the quarter ended March 31, 1994. Cash and Cash Equivalents were $102,000 and $1,317,000 at March 31, 1995 and December 31, 1994, respectively. During the quarter ended March 31, 1995, the Company used cash available of $1.2 million, cash flow from operations of $3.8 million and working capital resources to fund capital expenditures of $7.5 million, payment of capital leases in the amount of $1.3 million, payment of 1994 property taxes of $1 million and cash interest in the amount of $360,000 under the revolving credit facility. Completed video systems decreased during the three months ended March 31, 1995 due to the conversion of $16 million of EDS equipment to the operating lease. Accounts Payable and Accrued Liabilities associated with the EDS equipment converted to the operating lease in the amount of $16 million were reversed during the first quarter of 1995.

    The Company has retained a financial advisor and has had preliminary discussions with holders of Senior Discount Notes and Reset Notes to discuss the Restructuring Plan. The Restructuring Plan contemplates the exchange of most of the Company's debt for the issuance of New Common Stock. The principal components of the Restructuring Plan include the exchange of (i) $177.1 million principal amount of Senior Discount Notes, plus accrued interest, for $75 million principal amount of 11.5% Senior Discount Notes, due 2003 and 50% of the New Common Stock outstanding; (ii) $294.8 million principal amount of Reset Notes, plus accrued interest, for 35% of the New Common Stock outstanding; (iii) $33.9 million of unsecured obligations to EDS for 15% of the New Common stock outstanding; (iv) 3,269,544 CVRs for warrants to purchase 1% of the New Common Stock outstanding on a fully diluted basis; and (v) all of the outstanding Class A and Class B Common Stock for warrants to purchase 3.5% of the New Common Stock outstanding on a fully diluted basis. The Restructuring Plan contemplates that the Company's trade debt will be unaffected. There can be no assurance that an agreement with the Company's creditors and other necessary parties on any proposed restructuring plan will be reached or that any proposed restructuring plan will be implemented. The terms of any restructuring plan may vary substantially from the terms described above.

    The Company is also seeking new sources of capital to remedy its liquidity deficiency, including obtaining a new bank credit facility and potentially the sale of certain of its foreign businesses. If the Restructuring Plan, or any variations thereto, is unsuccessful and the Company cannot obtain additional capital, the Company will be forced to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

Results of Operations
- ---------------------

    The following discussion and analysis addresses the results of operations for the three month periods ended March 31, 1995 (the "1995 First Quarter") and March 31, 1994 (the "1994 First Quarter"). The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries.

    The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.


                                             Three Months Ended
                                                 March 31,
                                             ------------------
                                               1995      1994
                                             --------  --------
Hotels Served at March 31                       2,236     2,432
Rooms Served at March 31                      619,615   680,099
Average Price per View                          $7.73     $7.70
Revenue per Equipped Room per Day ("RER")       $0.51     $0.51


First Quarter Ended March 31, 1995 compared to First Quarter Ended March 31, 1994

          Total revenues decreased to $33.1 million in the 1995 First Quarter from $37.1 million in the 1994 First Quarter, a decrease of $4.0 million or 10.7%. Of the total revenues reported in the 1994 First Quarter, 84.8% were revenues from pay-per-view, 10.4% were from free-to-guest, 4.8% were from interactive and other services.

          Pay-per-view revenues decreased to $28.1 million in the 1995 First Quarter from $31.6 million in the 1994 First Quarter, a decrease of $3.5 million or 11.2%. This decrease in pay-per-view revenues primarily reflects the decline
in the number of rooms served.   Included in this rooms decrease are
approximately 20,000 rooms under the pay-per-view service contract covering Marriott corporate owned hotels. Additional rooms lost were from various independent hotels as a result of the intense competition in the hotel pay-per-view industry.

          Free-to-guest revenues decreased to $3.5 million in the 1995 First Quarter from $3.9 million in the 1994 First Quarter, a decrease of $410,000 or 10.6%. This decrease primarily reflects the decline in the number of hotels served from 986 hotels at March 31, 1994 to 883 hotels at March 31, 1995 as well as negotiated price reductions in connection with certain PPV contract renewals.

          Interactive and other revenues were $1.6 million for both the 1995 First Quarter and the 1994 First Quarter.

          Pay-per-view direct costs decreased to $9.6 million in the 1995 First Quarter from $10.7 million in the 1994 First Quarter, a decrease of $1.1 million or 10.2%, reflecting the decline in revenues. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 34.3% in the 1995 First Quarter from 33.9% in the 1994 First Quarter. This increase primarily reflects the costs of film MPEG encoding required for the Digital Guest Choice equipped sites.

          Free-to-guest direct costs decreased to $2.8 million in the 1995 First Quarter from $3.1 million in the 1994 First Quarter, a decrease of $297,000 or 9.5%, reflecting the decline in revenues. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 81.9% in the 1995 First Quarter from 80.9% in the 1994 First Quarter. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions previously described.

          Other direct costs increased to $535,000 in the 1995 First Quarter from $370,000 in the 1994 First Quarter, an increase of $165,000 or 44.6%, primarily due to a cost increase for "TV Japan" programs and an increase in incentives for contract renewals.

          Operating expenses increased to $10.2 million in the 1995 First Quarter from $8.4 million in the 1994 First Quarter, an increase of $1.8 million or 20.6%. This increase is primarily due to the cost of the EDS Special Provisions Agreement in the amount of $1.5 million during the 1995 First Quarter (see Note 5 to the Condensed Consolidated Financial Statements) and the cost of repairs to system components. The increase in repairs, primarily to room units, is partially due to the omission of on-site repairs previously performed by Company field service personnel.

          Sales, general and administrative expenses were $5.6 million in the 1995 First Quarter and $5.7 million in the 1994 First Quarter. Increases in legal and consulting fees were offset by decreases in advertising and costs associated with new business development.

          Research and development costs decreased to $601,000 in the 1995 First Quarter from $620,000 in the 1994 First Quarter, a decrease of $19,000 or 3.1%.

          Interest expense (net) increased to $14.8 million in the 1995 First Quarter from $13.7 million in the 1994 First Quarter, an increase of $1.1 million or 8%. The increase in interest expense is attributable to the increased outstanding balance of Reset Notes, the revolving credit facility and the EDS Deferred Amount compared to the outstanding balances at March 31, 1994, offset by interest capitalized in the amount of $1 million.

          State and foreign income tax expense decreased to $1,000 in the 1995 First Quarter from $331,000 in the 1994 First Quarter, a decrease of $330,000, primarily due to lower taxable income in the 1995 First Quarter.

          Deferred income tax benefits decreased to $242,000 in the 1995 First Quarter from $2.2 million in the 1994 First Quarter largely due to the write-down of Hotel Contracts at December 31, 1994, as previously reported in the Company's 1994 Form 10-K.

          Net loss increased to $19.9 million in the 1995 First Quarter from a loss of $15.2 million in the 1994 First Quarter, an increase of $4.7 million. The increase in net loss for the 1995 First Quarter is primarily a result of lower pay-per-view revenues.

                                    PART II


Item 1.  Legal Proceedings


         On October 2, 1992, Spectradyne filed a lawsuit in federal district court asserting patent infringement by On Command Video Corporation ("OCV") and Comsat Video Enterprises, Inc. ("CVE"). Subsequently, OCV filed a counterclaim against the Company charging violations of patent rights held by OCV. The counterclaim requests an unspecified amount of damages and injunctive relief. Spectradyne amended its original lawsuit to, in part, assert copyright infringement regarding the PMS software protocol against OCV and CVE.

         On October 20, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Texas, Dallas Division, styled Seth Stern v. SpectraVision Inc., Albert D. Jerome, Michael C. Colleran, John Davis, Marvin Davis, Gerald S. Gray, Kenneth Ziffren, John F. Berardi, Robert D. Beyer and Danny G. Hair. The complaint alleges violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act relating to alleged misrepresentations and omissions concurrent with and following the Company's public offering of Class B common stock and the Company's offering of Senior Discount Notes, both on September 28, 1993, including but not limited to alleged misrepresentations and omissions made in the Prospectuses. The complaint asserts that it is brought on behalf of a class consisting of purchasers of securities of the Company, including common stock and Senior Discount Notes, between September 28, 1993 and August 15, 1994. On December 20, 1994, the defendants moved to dismiss the complaint. In response to that motion, plaintiff agreed to file an amended complaint and the motions to dismiss were withdrawn without prejudice. On February 2, 1995, plaintiff served an amended complaint reasserting the claims set forth in the prior complaint and adding claims under Section 33 of the Texas Securities Act, enlarging the class period to November 7, 1994, and altering other allegations, including some of the allegations relating to the alleged misrepresentations and omissions. The amended complaint is the subject of motions to dismiss filed on March 7, 1995. The plaintiff seeks unspecified damages, prejudgment interest, and fees and costs of the plaintiff. The outcome of the case cannot be predicted with any certainty; however, the Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself.

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


Item 3.  Defaults Upon Senior Securities

         See Note 4 and Note 5 to the Condensed Consolidated Financial
         Statements.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedules for the three months ended March 31, 1995

          (b)  Reports on Form 8-K

               The Company filed with the Commission on April 11, 1995 a Form 8-K report dated April 11, 1995 to attach the Company's financial projections in connection with meetings with certain holders of the Company's Reset Notes and Senior Discount
               Notes to discuss the Company's restructuring proposals.

               The Company filed with the Commission on April 28, 1995 a Form 8-K report dated April 28, 1995 to attach its proposed restructuring plan which was delivered to certain holders of the Company's Reset Notes and Senior Discount Notes.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SpectraVision, Inc.



       May 12, 1995                   /s/ RICHARD M. GOZIA
  ---------------------               ----------------------------------------
         (Date)                       RICHARD M. GOZIA
                                      EXECUTIVE VICE PRESIDENT
                                      (Chief Financial Officer and officer
                                      duly authorized to sign on behalf of
                                      the Registrant)