Form 10-K405/A
period 1994-12-31
SPECTRAVISION INC
filed 1995-06-06
CIK 819898

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART IV..................................................................  1
     Item 14.  Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K......................................................  1

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

                 10.24*** Agreement for Phase 1 Information Technology Services between Spectradyne, Inc. and Electronic Data Systems Corporation dated as of July 28, 1993.

                 10.25*** Phase 2 Information Technology Product and Service Agreement between Electronic Data Systems

                                Corporation and Spectradyne, Inc., dated as of August 27, 1993.

                 10.26** Addendum No. 2 to Phase 2 Operating Lease, between Spectradyne, Inc. and Electronic Data Systems Corporation, dated as of August 27, 1993.

                 10.27** Addendum No. 4 to Phase 1 Operating Lease between Spectradyne, Inc. and Electronic Data Systems Corporation, dated as of July 28, 1993.

                 10.28** Special Provisions Agreement among Spectradyne, Inc., SpectraVision, Inc., and Electronic Data Systems Corporation, dated as of January 1, 1995.

                 10.29** Technology Services Agreement between Spectradyne, Inc. and Certech Technology, Inc., dated as of December 17, 1993.

                 10.30*** Personal Computer Functionality Management Agreement between SPI Holding, Inc. and EDS Technical Products Corporation, dated July 28, 1993.

                 22*            Subsidiaries of SpectraVision, Inc.

                 27*            Financial Data Schedule for the year ended
                                December 31, 1994.

__________________________

*    Previously filed with the Form 10-K on April 6, 1995.
**   Previously filed with the Form 10-K/A on May 1, 1995.
*** Exhibits 10.24, 10.25 and 10.30 are the subject of an application for confidential treatment made pursuant to Rule 24b-2.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF RICHARDSON, STATE OF TEXAS ON JUNE 5, 1995.


                                 SpectraVision, Inc.


                                 By:  /s/ Richard M. Gozia
                                      ------------------------------------------
                                      Richard M. Gozia
                                      Executive Vice President and
                                      Chief Financial Officer