Form 10-Q
period 1995-06-30
SPECTRAVISION INC
filed 1995-08-14
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                                                         Outstanding at
                  Title of each Class                   August 12, 1995
        --------------------------------------          ---------------
        Class A Common Stock, $0.001 Par Value             4,593,526
        Class B Common Stock, $0.001 Par Value            19,390,379

                                     Index



                                                                           Page
                                                                           ----

Part I   Financial Information

Item 1   Financial Statements

         Condensed Consolidated Statements of Financial Position
         as of June 30, 1995 (unaudited) and December 31, 1994.............2

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1995 and 1994 (unaudited).....4

         Condensed Consolidated Statements of Operations
         for the six months ended June 30, 1995 and 1994 (unaudited).......5

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 1995 and 1994 (unaudited).......6

         Notes to the Condensed Consolidated Financial Statements..........7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................12




Part II  Other Information

Item 1   Legal Proceedings.................................................18

Item 6   Exhibits and Reports on Form 8-K..................................19

Signature..................................................................20

                        PART I.   FINANCIAL INFORMATION

                        ITEM I.   FINANCIAL STATEMENTS

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)

                                                            June 30,        December 31,
                                                              1995              1994
                                                          ------------      ------------
                                                           (Unaudited)
ASSETS

    Cash and Cash Equivalents                             $      1,952      $      1,317
    Accounts Receivable (net)                                   21,030            20,417
    Debt Issuance Costs (net)                                    6,022             6,797
    Prepaids and Other Assets                                    8,028             8,933


    Video Systems
        Installations In-Process                                41,338            38,144
        Completed Systems                                      251,665           257,484
                                                          ------------      ------------

                                                               293,003           295,628
        Less accumulated depreciation and amortization        (161,874)         (149,045)
                                                          ------------      ------------

    Total Video Systems                                        131,129           146,583


    Building and Equipment
        Building                                                 4,217             4,294
        Furniture, fixtures and other equipment                  7,067             6,887
                                                          ------------      ------------

                                                                11,284            11,181
        Less accumulated depreciation                           (5,749)           (4,965)
                                                          ------------      ------------

    Total Building and Equipment                                 5,535             6,216


    Land                                                         2,559             2,559
    Hotel Contracts (net)                                       48,701            50,000
                                                          ------------      ------------

TOTAL ASSETS                                              $    224,956      $    242,822
                                                          ============      ============

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)

                                                                            June 30,        December 31,
                                                                              1995              1994
                                                                          ------------      ------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

    Liabilities

        Accounts Payable                                                  $      1,416      $     48,807
        Accrued Liabilities
            Interest                                                               292             3,413
            Other                                                                1,928            26,017
        Income Taxes                                                               263               290
        Deferred Income Taxes                                                    6,273             6,757

        Debt

            Revolving Credit Facility                                                -            12,500
            Canadian Bank Credit Facility                                            -             7,350
            Foothill Revolving Facility                                         15,408                 -
            11.5% Senior Discount Notes                                              -           172,295
            11.65% Senior Subordinated Reset Notes                                   -           294,768
            Capitalized Lease Obligations                                          414            23,492
            Other Debt                                                               -               158
                                                                          ------------      ------------

        Total Debt                                                              15,822           510,563

        Liabilities Subject to Settlement Under Reorganization                 591,593                 -
                                                                          ------------      ------------

    Total Liabilities                                                          617,587           595,847

    Contingent Value Rights Subject to Settlement
        Under Reorganization                                                    20,000            20,000

    Stockholders' Deficit

        Class A Common Stock - $0.001 par value, authorized
            6,000,000 shares, issued and outstanding 4,593,526
            at June 30, 1995 and December 31, 1994, respectively.                    5                 5
        Class B Common Stock - $0.001 par value, authorized
            144,000,000 shares, issued and outstanding 19,390,379
            at June 30, 1995 and December 31, 1994, respectively.                   19                19
        Paid in Capital                                                        392,185           392,185
        Retained Deficit                                                      (805,373)         (765,729)
        Foreign Currency Translation Adjustment                                    533               495
                                                                          ------------      ------------

    Total Stockholders' Deficit                                               (412,631)         (373,025)
                                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $    224,956      $    242,822
                                                                          ============      ============

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                               Three Months Ended
                                                                    June 30,
                                                         -------------------------------
                                                              1995               1994
                                                         ------------       ------------
REVENUES:
    Pay-Per-View                                          $    27,026        $    31,067
    Free-To-Guest                                               3,418              3,707
    Other                                                       1,629              1,763
                                                           ----------         ----------
TOTAL REVENUES                                                 32,073             36,537

DIRECT COSTS:
    Pay-Per-View                                                9,528             10,607
    Free-To-Guest                                               2,840              2,689
    Other                                                         520                752
                                                           ----------         ----------
TOTAL DIRECT COSTS                                             12,888             14,048

DEPRECIATION AND AMORTIZATION                                   9,946             11,060
OPERATING EXPENSES                                              9,239              7,943
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    6,180              6,131
RESEARCH AND DEVELOPMENT (NET)                                    582                607
EXCHANGE LOSS                                                     109                 74
                                                           ----------         ----------
TOTAL COSTS AND EXPENSES                                       38,944             39,863
                                                           ----------         ----------

OPERATING LOSS                                                 (6,871)            (3,326)

NON-OPERATING INCOME                                             (139)            (1,163)

INTEREST EXPENSE, NET (Contractual interest
    expense of $15,969 for the three months
    ended June 30, 1995)                                       12,089             13,713
                                                           ----------         ----------
LOSS BEFORE REORGANIZATION ITEMS, INCOME
    TAXES AND EXTRAORDINARY ITEM                              (18,821)           (15,876)

REORGANIZATION ITEMS                                              177                  -
                                                           ----------         ----------
LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                        (18,998)           (15,876)

INCOME TAXES
    State and Foreign Provision                                    19                370
    Deferred Benefit                                             (242)            (2,152)
                                                           ----------         ----------
TOTAL INCOME TAX BENEFIT                                         (223)            (1,782)
                                                           ----------         ----------

LOSS BEFORE EXTRAORDINARY ITEM                                (18,775)           (14,094)

EXTRAORDINARY ITEM
    Loss from Debt Extinguishment                                (915)                 -
                                                           ----------         ----------
NET LOSS                                                  $   (19,690)       $   (14,094)
                                                           ==========         ==========
LOSS PER COMMON SHARE:
    Before Extraordinary Item                             $     (0.78)       $     (0.59)

    Extraordinary Item                                          (0.04)                 -
                                                           ----------         ----------
    Net Loss                                              $     (0.82)       $     (0.59)
                                                           ==========         ==========
AVERAGE COMMON SHARES OUTSTANDING                          23,983,905         23,983,905



   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                            -------------------------------
                                                                1995               1994
                                                            ------------       ------------
REVENUES:
    Pay-Per-View                                            $     55,110       $     62,681
    Free-To-Guest                                                  6,876              7,575
    Other                                                          3,222              3,381
                                                              ----------        -----------
TOTAL REVENUES                                                    65,208             73,637

DIRECT COSTS:
    Pay-Per-View                                                  19,156             21,326
    Free-To-Guest                                                  5,673              5,819
    Other                                                          1,055              1,122
                                                              ----------        -----------

TOTAL DIRECT COSTS                                                25,884             28,267

DEPRECIATION AND AMORTIZATION                                     18,920             22,529
OPERATING EXPENSES                                                19,421             16,384
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      11,782             11,812
RESEARCH AND DEVELOPMENT (NET)                                     1,183              1,227
EXCHANGE LOSS                                                        254                136
                                                              ----------        -----------

TOTAL COSTS AND EXPENSES                                          77,444             80,355
                                                              ----------        -----------

OPERATING LOSS                                                   (12,236)            (6,718)

NON-OPERATING INCOME                                                (139)            (1,163)

INTEREST EXPENSE, NET (Contractual interest
    expense of $30,799 for the six months
    ended June 30, 1995)                                          26,919             27,360
                                                              ----------        -----------

LOSS BEFORE REORGANIZATION ITEMS, INCOME
    TAXES AND EXTRAORDINARY ITEM                                 (39,016)           (32,915)

REORGANIZATION ITEMS                                                 177                  -
                                                              ----------        -----------

LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                           (39,193)           (32,915)

INCOME TAXES
    State and Foreign Provision                                       20                701
    Deferred Benefit                                                (484)            (4,304)
                                                              ----------        -----------

TOTAL INCOME TAX BENEFIT                                            (464)            (3,603)
                                                              ----------        -----------

LOSS BEFORE EXTRAORDINARY ITEM                                   (38,729)           (29,312)

EXTRAORDINARY ITEM
    Loss from Debt Extinguishment                                   (915)                 -
                                                              ----------        -----------

NET LOSS                                                    $    (39,644)      $    (29,312)
                                                              ==========        ===========

LOSS PER COMMON SHARE:
    Before Extraordinary Item                               $      (1.61)      $      (1.22)

    Extraordinary Item                                             (0.04)                 -
                                                              ----------        -----------

    Net Loss                                                $      (1.65)      $      (1.22)
                                                              ==========        ===========

AVERAGE COMMON SHARES OUTSTANDING                             23,983,905         23,983,905

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           -------------------------
                                                                              1995           1994
                                                                           ----------    -----------
OPERATING ACTIVITIES:
    Net loss                                                                $(39,644)      $(29,312)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                         18,920         22,529
        Other non-cash items:
            Conversion of non-cash interest to secondary notes                18,494         16,469
            Deferred income tax benefit                                         (484)        (4,304)
            Extraordinary loss from debt extinguishment                          915              -
            Accretion of discount on senior notes                              8,609          8,868
            Amortization of debt issuance costs                                  553            643
            Exchange loss                                                        254            136
            Other items (net)                                                     42           (743)
    Increase (decrease) in:
        Accounts payable                                                      13,639          4,808
        Accrued interest                                                        (993)           381
        Other accrued liabilities                                              1,239          6,501
        Income taxes payable                                                      10            342
    Decrease (increase) in:
        Accounts receivable                                                     (623)        (4,242)
        Debt issuance costs                                                     (693)             -
        Prepaids and other assets                                                335         (1,548)
                                                                             -------        -------
Net cash provided by operating activities                                     20,573         20,528

INVESTING ACTIVITIES:
    Cost of in-process systems and capital expenditures                      (12,216)       (33,983)
                                                                             -------        -------

Net cash used in investing activities                                        (12,216)       (33,983)

FINANCING ACTIVITIES:
    Borrowing under Foothill revolving facility                               25,052              -
    Repayment of Foothill revolving facility                                  (9,644)             -
    Repayment of revolving credit facility                                    19,896)             -
    Repayment of Canadian bank credit facility                                (7,350)             -
    Borrowing under revolving credit facility                                  7,396          3,000
    Repayment of other debt and capitalized leases                            (3,225)        (1,791)
                                                                             -------        -------

Net cash provided by (used in) financing activities                           (7,667)         1,209

Effect of exchange rate changes on cash                                          (55)           (12)
                                                                             -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             635        (12,258)

Cash and cash equivalents at beginning of period                               1,317         14,285
                                                                             -------        -------

Cash and cash equivalents at end of period                                  $  1,952       $  2,027
                                                                             =======        =======


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SpectraVision, Inc.
                            (Debtor-in-Possession)
           Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1995


1.   General
     -------

     These consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities Exchange Commission in the 1994 Annual Report on Form 10-K of SpectraVision, Inc., ("SpectraVision," or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

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

     Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision, SPI Newco, Inc., ("Newco") its direct subsidiary, Spectradyne, Inc., ("Spectradyne") the direct subsidiary of Newco, and the foreign subsidiaries.

3.   Bankruptcy Proceedings
     ----------------------

     On June 8, 1995 (the "Petition Date"), SpectraVision, together with Newco, Spectradyne, Spectradyne International, Inc., and Kalevision Systems, Inc. -USA, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to section 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, a single unsecured creditors' committee was appointed by the U.S. Trustee for the district of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

     In early 1995, the Company determined that a financial restructuring would be required to ensure the Company's long-term survival. The Company conducted restructuring negotiations with representatives of its secured and unsecured creditors during April and May 1995, working toward the development of an overall restructuring plan. In June 1995, the Company concluded that the Chapter 11 filing should be made in order to preserve the value of its assets and to ensure that the business had sufficient cash resources to continue operations while it completed the financial restructuring process. Costs related to the pre-petition restructuring negotiations in the amount of $369,000 deducted from non-operating income are included in results of operations.

                              SpectraVision, Inc.
                            (Debtor-in-Possession)
           Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1995


     As of the Petition Date, actions to collect pre-petition indebtedness have been automatically stayed pursuant to Section 362 of the Bankruptcy Code (subject to order of the Bankruptcy Court) and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the accompanying condensed consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. In addition, the Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern.

     As a Chapter 11 debtor, the Company may sell (subject, in certain circumstances, to Bankruptcy Court approval) or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the condensed consolidated financial statements. In the event of a liquidation, the amounts reflected in the condensed consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

                              SpectraVision, Inc.
                            (Debtor-in-Possession)
           Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1995


     Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be impaired, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at June 30, 1995 (dollars in thousands):


  Debt Instruments:
   11.5% Senior Discount Notes due 2000                                 $180,904
   11.65% Senior Subordinated Reset Notes due 2001                       313,262
                                                                        --------
   Total debt instruments                                                494,166

  Accrued interest on the debt instruments                                 2,120
  Capital lease obligations                                               24,312
  Accounts payable                                                        54,616
  Accrued taxes                                                               37
  Other unliquidated accrued liabilities                                  16,342
                                                                        --------
   Total liabilities subject to settlement under
    reorganization                                                      $611,593
                                                                        ========

  Contingent Value Rights subject to settlement under
   reorganization                                                       $ 20,000
                                                                        ========

     Contractual interest expense for the six months ended June 30, 1995 was $3.9 million ($2.6 million at stated interest rates and $1.3 million unrecorded original issue discount) in excess of reported interest expense because pursuant to SOP 90-7, the Company has discontinued, effective June 8, 1995, the accrual of interest on prepetition debt that is unsecured or estimated to be undersecured.

     Reorganization costs of $177,000 for the three months ended June 30, 1995 include attorneys' fees in connection with the bankruptcy filing.

4.   Debt
     ----

     Foothill Revolving Facility: On June 9, 1995 Spectradyne entered into a loan and security agreement with Foothill Capital Corporation ("Foothill") to provide debtor-in-possession financing (the "Foothill Loan"). The Foothill Loan allows for revolving advances up to a maximum amount of $40 million and bears interest payable monthly at prime plus 1.75% with a floor of 8.5%. Proceeds from initial advances under the Foothill Loan were used to repay outstanding balances and accrued interest under the Company's revolving credit facility and the Canadian bank credit facility (referred to herein as the "Old Credit Facilities"). The Foothill Loan matures June 15, 1997.

     The Foothill Loan is secured by all of the assets of Spectradyne and certain subsidiaries, all the outstanding stock of the Company's subsidiaries and the guarantees of SpectraVision and certain subsidiaries. The Foothill Loan contains various and customary financial and operating covenants including limitations on additional indebtedness and limitations on capital expenditures.

                              SpectraVision, Inc.
                            (Debtor-in-Possession)
           Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1995


     Senior Subordinated Reset Notes: At June 1, 1995 the Company exercised its option under the indenture for the Company's 11.65% Senior Subordinated Reset Notes ("Reset Notes") to pay interest for the six months ended June 1, 1995 in additional Reset Notes, (the "PIK Option"). The indenture requires interest to accrue at 12.65% per annum during the PIK Option period. Accordingly, $18,494,000 of additional Reset Notes were issued at June 1, 1995.

5.   Extraordinary loss
     ------------------

     The Company applied the proceeds from the initial advance under the Foothill Loan to repay outstanding obligations under the Old Credit Facilities. As a result of extinguishment of this debt, the Company wrote-off unamortized debt issuance costs in the amount of $915,000.

6.   Contingencies
     -------------

     On October 20, 1994, a purported class action complaint was filed in the United States District Court alleging misrepresentations and omissions concurrent with and following the Company's 1993 offerings of Class B Common Stock and Senior Discount Notes. The plaintiff seeks unspecified damages, prejudgment interest, and fees and costs of the plaintiff. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. Proceedings in this lawsuit with respect to the Company have been stayed as a result of the Chapter 11 filings.

     The Company and its subsidiaries and related companies are potential and named defendants in several other lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company. Proceedings in connection with any lawsuit against the Company have been stayed as a result of the Chapter 11 filings.

                              SpectraVision, Inc.
                            (Debtor-in-Possession)
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995

  7. Balance Sheet of Entities under Chapter 11
     The condensed balance sheet of SpectraVision and all entities included in the Chapter 11 filings is as follows (dollars in thousands):


ASSETS
    Cash and Cash Equivalents                                                $       791
    Accounts Receivable                                                           17,604
    Debt Issuance Costs                                                            6,022
    Prepaids and Other Assets                                                      7,152

    Video Systems
       Installations In-Process                                                   37,782
       Completed Systems                                                         218,553
                                                                             -----------

                                                                                 256,335
       Less accumulated depreciation and amortization                           (137,936)
                                                                             -----------

    Total Video Systems                                                          118,399

    Building and Equipment

       Building                                                                    4,216
       Furniture, fixtures and other equipment                                     5,861
                                                                             -----------

                                                                                  10,078
       Less accumulated depreciation                                              (4,678)
                                                                             -----------

    Total Building and Equipment                                                   5,400

    Land                                                                           2,559
    Hotel Contracts (net)                                                         48,701

    Investment in and advances to subsidiaries                                    31,170
                                                                             -----------

TOTAL ASSETS                                                                 $   237,798
                                                                             ===========

LIABILITIES
    Post-petition
       Accounts Payable                                                      $     1,190
       Accrued Interest                                                              316
       Other Accrued Liabilities                                                   1,514
       Deferred Income Taxes                                                       5,950
       Foothill Revolving Facility                                                15,408
                                                                             -----------
    Total Post-Petition                                                           24,378

    Pre-petition
       Accounts Payable and Accrued Liabilities                                   73,115
       Debt Instruments                                                          494,166
       Capital Lease Obligations                                                  24,312
                                                                             -----------
    Total Pre-Petition                                                           591,593

       Intercompany Payable                                                        3,678
                                                                             -----------

    Total Liabilities                                                            619,649

    Contingent Value Rights (subject to settlement under reorganization)          20,000

    Stockholders' Deficit

       Common Stock                                                                   24
       Paid in Capital                                                           392,189
       Retained Deficit                                                         (794,064)
                                                                             -----------

    Total Stockholders' Deficit                                                 (401,851)
                                                                             -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $   237,798
                                                                             ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Financial Condition, Liquidity and Capital Resources

     On the Petition Date, SpectraVision, together with Newco, Spectradyne, Spectradyne International, Inc., and Kalevision Systems, Inc. - USA filed voluntary petitions for reorganization under Chapter 11 bankruptcy and are currently operating their respective businesses as debtors-in-possession pursuant to section 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, the Creditors' Committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

     In early 1995, the Company determined that a financial restructuring would be required to ensure the Company's long-term survival. The Company conducted restructuring negotiations with representatives of its secured and unsecured creditors during April and May 1995, working toward the development of an overall restructuring plan. In June 1995, the Company concluded that the Chapter 11 filing should be made in order to preserve the value of its assets and to ensure that the business had sufficient cash resources to continue operations while it completed the financial restructuring process.

     At June 30, 1995, the Company had total liabilities of approximately $617.6 million and total assets of $225.0 million. The Company's cash flow from operations (earnings before interest, taxes, depreciation, amortization and other non-cash items) for the six months ended June 30, 1995 was $6.9 million as compared to $17.1 million cash flow from operations for the six months ended June 30, 1994. Cash and Cash Equivalents were $1.3 million at December 31, 1994. During the six months ended June 30, 1995, the Company used available cash of $1.3 million, cash flow from operations and working capital of $20.6 million and net borrowings under the Foothill Loan in the amount of $15.4 million for capital expenditures of $12.2 million, payment of other debt and capital leases in the amount of $3.2 million, and payment of the outstanding balance of the Old Credit Facilities in the amount of $19.9 million. Changes in Video Systems since December 31, 1994 include capital purchases of $12.2 million offset by the conversion of equipment purchases from Electronic Data Systems Corporation ("EDS") to operating leases in the amount of $16.0 million.

     On June 9, 1995 Spectradyne entered into the Foothill Loan which allows for revolving advances up to a maximum amount of $40 million and bears interest payable monthly at prime plus 1.75% with a floor of 8.5%. Proceeds from initial advances under the Foothill Loan were used to repay outstanding balances and accrued interest under the Old Credit Facilities. At June 30, 1995 the Company had $24.6 million available under the Foothill loan.

     The Company believes the Foothill Loan together with cash from operations will be adequate to cover its minimum capital requirements and working capital needs through the remainder of 1995. However, the Company's ability to maintain or increase cash flows from operations is dependent on a number of factors, many of which are beyond the Company's control. Until a plan of reorganization is approved by the creditors and confirmed by the Bankruptcy Court, the long term liquidity and adequacy of the Company's capital resources cannot be determined.

     Under the Bankruptcy Code, claims arising prior to the Petition Date may not be paid outside of a plan of reorganization without the prior approval of the Bankruptcy Court. Certain pre-petition claims have subsequently been paid or satisfied with the approval of the Bankruptcy Court. These claims include certain sales and use taxes, certain freight charges, certain subcontractors charges and salaries, wages and employee benefits.

     Additionally, as a result of the Chapter 11 filing, the Company has, for financial reporting purposes, suspended the accrual of interest on prepetition debt which is either unsecured or estimated to be undersecured, which will reduce the amount of interest expense recognized through the Chapter 11 period. The Company's liquidity and capital resources may also be affected by decisions that it makes in connection with the Chapter 11 proceedings with respect to its leases of equipment and real property, and the expenses which accrue during the Chapter 11 proceedings and other factors arising from the Chapter 11 proceedings. For example, pursuant to the Bankruptcy Code, the Company will be required to pay legal and other advisory fees and expenses associated with its Chapter 11 case. The Company presently estimates that such expenses will be substantial and may average as much as $500,000 per month, although such fees and expenses cannot be predicted with any meaningful degree of certainty at this time.

     In order for the Company to reorganize and emerge from the Chapter 11 proceedings, a plan of reorganization must be confirmed by the Bankruptcy Court. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the Company's condensed consolidated financial statements. In the event of a liquidation, the amounts reflected in the condensed consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.


Results of Operations
---------------------

     The following discussion and analysis addresses the results of operations for the three month periods ended June 30, 1995 (the "1995 Second Quarter") and June 30, 1994 (the "1994 Second Quarter") and the six month periods ended June 30, 1995 (the "1995 Six Months") and June 30, 1994 (the "1994 Six Months").

     The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.


                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------  ------------------
                                     1995      1994      1995      1994
                                   --------  --------  --------  --------

Hotels Served at June 30              2,184     2,404     2,184     2,404
Rooms Served at June 30             608,146   671,600   608,146   671,600
Average Price per View                $7.77     $7.70     $7.75     $7.70
Revenue per Equipped Room per
 Day ("RER")                          $0.49     $0.52     $0.50     $0.51

    Second Quarter Ended June 30, 1995 compared to Second Quarter Ended June 30, 1994

     Total revenues decreased to $32.1 million in the 1995 Second Quarter from $36.5 million in the 1994 Second Quarter, a decrease of $4.5 million or 12.2%. Of the total revenues reported in the 1995 Second Quarter, 84.3% were revenues from pay-per-view, 10.7% were from free-to-guest and 5.1% were from other sources.

     Pay-per-view revenues decreased to $27.0 million in the 1995 Second Quarter from $31.1 million in the 1994 Second Quarter, a decrease of $4.0 million or 13.0%. This decrease in pay-per-view ("PPV") revenues primarily reflects the decline in the number of rooms served, which resulted in a decrease in revenues of approximately $2.7 million. The decline in the number of revenue producing rooms during the quarter is due to the loss of rooms from non-renewal of certain hotel PPV contracts as a result of the intense competition in the hotel pay-per-view industry. RER declined from $0.52 in the 1994 Second Quarter to $0.49 in the 1995 Second Quarter resulting in an approximate $1.7 million decline in pay-per-view revenues for the 1995 Second Quarter. These decreases were offset slightly by an increase in average price per view from $7.70 during the 1994 Second Quarter to $7.77 for the 1995 Second Quarter contributing $0.4 million to pay-per-view revenue.

     Free-to-Guest revenues decreased to $3.4 million in the 1995 Second Quarter from $3.7 million in the 1994 Second Quarter, a decrease of $289,000 million or 7.8%. This decrease primarily reflects the decrease in the number of hotels served as well as negotiated price reductions granted in connection with certain PPV contract renewals.

     Pay-per-view direct costs decreased to $9.5 million in the 1995 Second Quarter from $10.6 million in the 1994 Second Quarter, a decrease of $1.1 million or 10.2%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased slightly to 35.3% in the 1995 Second Quarter from 34.1% in the 1994 Second Quarter. This percentage increase is partly due to increased film licensing fees. As a result of higher viewing levels of major feature films in the 1995 Second Quarter, film licensing costs were 16.2% of pay-per-view revenues as compared to 15.5% in the 1994 Second Quarter. Licensing costs vary primarily due to the relative viewing mix of more costly major motion pictures to independently produced films. Additionally, transmission costs increased in connection with the compressed digital video ("CDV") satellite network.

     Free-to-guest direct costs increased slightly to $2.8 million in the 1995 Second Quarter from $2.7 million in the 1994 Second Quarter, an increase of $151,000 or 5.6%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 83.1% in the 1995 Second Quarter from 72.5% in the 1994 Second Quarter. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals.

     Operating expenses increased to $9.2 million in the 1995 Second Quarter from $7.9 million in the 1994 Second Quarter, an increase of $1.3 million or 16.3%. Operating expenses consist primarily of maintenance of hotel systems including contractual services performed by EDS, pay-per-view equipment rental expense (primarily integrated receiver decoders and file servers for the digital guest choice system) and pay-per-view equipment repairs performed by a third party. The increase is primarily attributed to an increase in equipment lease expense in the amount of $1.4 million for the equipment financed by EDS through operating leases effective January 1, 1995, offset slightly by decreases in other expenses.

     Selling, general and administrative expenses increased to $6.2 million the 1995 Second Quarter from $6.1 million in the 1994 Second Quarter, an increase of $49,000 or 1.0%. Decreases in salaries and benefits as a result of the reduction in workforce, along with decreases in advertising and public relations expenditures were offset by increases in legal fees and insurance costs. Legal fees increased in connection with pending and/or settled litigation including the On Command video suit and the shareholder suit. Insurance premiums increased primarily as a result of the hurricanes in late 1993 resulting in claims for property and business interruption during 1994.

     Non-operating income for the 1995 Second Quarter was $139,000 and includes adjustments to certain prior obligations which were settled for less than anticipated. Non-operating income for the 1994 Second Quarter was $1.2 million and is comprised of business interruption insurance proceeds from hurricanes in 1993 and certain non-operating payments received in-lieu of performance under purchase orders for equipment by a customer.

     Interest expense (net) decreased to $12.1 million in the 1995 Second Quarter from $13.7 million in the 1994 Second Quarter, a decrease of $1.6 million or 11.8%. The decrease is primarily due to the capitalization of interest in the amount of $0.8 million for the 1995 Second Quarter and the non-accrual of interest on debt instruments subject to settlement for the period June 8, 1995 to June 30, 1995.

     Reorganization items of $177,000 for the 1995 Second Quarter primarily include legal fees in connection with the Company's Chapter 11 filing.

     State and foreign income tax expense decreased to $19,000 in the 1995 Second Quarter from $370,000 in the 1994 Second Quarter, a decrease of $351,000 or 94.9%, primarily due to lower taxable income in the 1995 Second Quarter.

     Deferred income tax benefits decreased to $242,000 in the 1995 Second Quarter from $2.2 million in the 1994 Second Quarter primarily due to the reduction in carrying value of hotel contracts recorded at December 31, 1994.

     Extraordinary item of $915,000 represents the write-off of unamortized debt issuance costs in connection with the extinguishment of the Company's Old Credit Facilities.

     Net loss increased to $19.7 million in the 1995 Second Quarter from $14.1 million in the 1994 Second Quarter, an increase of $5.2 million. The increased net loss for the 1995 Second Quarter is primarily attributable to the decline in pay-per-view sales, increased operating expenses, changes in deferred tax benefits and the extraordinary item.

    Six Months Ended June 30, 1995 compared
     to Six Months Ended June 30, 1994

     Total revenues decreased to $65.2 million in the 1995 Six Months from $73.6 million in the 1994 Six Months, a decrease of $8.4 million or 11.4%. Of the total revenues reported in the 1995 Six Months, 84.5% were revenues from pay-per-view, 10.5% were from free-to-guest and 5.0% were from other sources.

     Pay-per-view revenues decreased to $55.1 million in the 1995 Six Months from $62.7 million in the 1994 Six Months, a decrease of $7.6 million or 12.1%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served which resulted in a decrease in revenues of approximately $6.3 million. Additionally, RER declined from $0.51 in the 1994 Six Months to $0.50 in the 1995 Six Months. The decline in RER contributed approximately $1.7 million to the decrease in the pay-per-view revenues for the 1995 Six Months. These decreases were offset slightly by an increase in average price per view from $7.70 during the 1994 Second Quarter to $7.75 for the 1995 Second Quarter contributing $0.4 million to pay-per-view revenue.

     Free-to-guest revenues decreased to $6.9 million in the 1995 Six Months from $7.6 million in the 1994 Six Months, a decrease of $699,000 or 9.2%. This decrease primarily reflects a decline in the number of hotels served and negotiated price reductions granted in connection with certain PPV contract renewals.

     Pay-per-view direct costs decreased to $19.2 million in the 1995 Six Months from $21.3 million in the 1994 Six Months, a decrease of $2.2 million or 10.2%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 34.8% in the 1995 Six Months from 34.0% in the 1994 Six Months. This increase primarily reflects the additional transmission costs in connection with the CDV satellite network somewhat offset by lower costs for in-room cards.

     Free-to-guest direct costs decreased to $5.7 million in the 1995 Six Months from $5.8 million in the 1994 Six Months, a decrease of $146,000 or 2.5%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 82.5% in the 1995 Six Months from 76.8% in the 1994 Six Months. This increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals.

     Operating expenses increased to $19.4 million in the 1995 Six Months from $16.4 million in the 1994 Six Months, an increase of $3.0 million or 18.5%. In 1994 the Company made a decision to eliminate the internal field organization and replace it by having EDS perform these services. The 1994 Six Months includes the costs of the Company's internal field service organization in addition to the EDS contract fees while the Company was in transition from the internal field organization to EDS and both organizations were in place. The elimination of the internal field organization generated savings reflected in the 1995 Six Months of approximately $3.7 million which is offset by increases in EDS service fees of approximately $2.7 million and equipment lease expenses of $2.9 million. Additional EDS fees are for services not contemplated in the original EDS agreement and include, among other charges, premium charges for service of tape-based sites and other services beyond the scope of the original agreement. Additionally, costs of repairs of room units and head end equipment increased approximately $0.9 million as compared to the 1994 Six Months.

     Selling, general and administrative expenses were $11.8 million in the 1995 Six Months and $11.8 million in the 1994 Six Months. Decreases in salaries and benefits as a result of the reduction in workforce in late 1994 and reductions in advertising and public relations expenditures were offset by increases in legal expenses and increased property and business interruption insurance.

     Non-operating income for the 1995 Six Months was $139,000 and includes adjustments to certain prior obligations which were settled for less than anticipated. Non-operating income for the 1994 Six Months was $1.2 million and is comprised of business interruption insurance proceeds from hurricanes in 1993 and certain non-operating payments received in-lieu of performance under purchase orders for equipment by a customer.

     Interest expense (net) decreased to $26.9 million in the 1995 Six Months from $27.4 million in the 1994 Six Months, a decrease of $441,000 or 1.6%. Interest expense increased due to the increased outstanding balance of the Reset Notes during the 1995 Six Months as compared to the 1994 Six Months. This increase was offset by the capitalization of interest in the amount of $1.8 million during the 1995 Six Months and the non-accrual of interest on debt instruments subject to settlement for the period June 8, 1995 to June 30, 1995.

     Reorganization items of $177,000 for the 1995 Six Months primarily include legal fees in connection with the Company's Chapter 11 filing.

     State and foreign income taxes decreased to $20,000 in the 1995 Six Months from $701,000 in the 1994 Six Months, a decrease of $681,000 or 97.1% due to lower taxable income in the 1995 Six Months.

     Deferred income tax benefits decreased to $484,000 million in the 1995 Six Months from $4.3 million in the 1994 Six Months primarily due to the reduction in carrying value of hotel contracts recorded at December 31, 1994.

     Extraordinary item of $915,000 represents the write-off of unamortized debt issuance costs in connection with the extinguishment of the Company's Old Credit Facilities.

     Net loss increased to $39.6 million in the 1995 Six Months from $29.3 million in the 1994 Six Months, an increase of $10.3 million. The net loss was greater in the 1995 Six Months primarily due to lower pay-per-view sales,increased operating expenses, changes in deferred tax benefits and the extraordinary item.

                                    PART II

Item 1.  Legal Proceedings

         On October 2, 1992, Spectradyne filed a lawsuit in federal district court asserting patent infringement by On Command Video Corporation ("OCV") and Comsat Video Enterprises, Inc. ("CVE"). Subsequently, OCV filed a counterclaim against the Company charging violations of patent rights held by OCV. The counterclaim requested an unspecified amount of damages and injunctive relief. Spectradyne amended its original lawsuit to, in part, assert copyright infringement regarding certain property management system interface software protocol against OCV and CVE. The Company entered into a settlement agreement with OCV and CVE relating to the lawsuit in May, 1995. After analyzing the settlement agreement in light of the Company's Chapter 11 filings, the Company decided to terminate the settlement agreement.

         On October 20, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Texas, Dallas Division, styled Seth Stern v. SpectraVision Inc., Albert D. Jerome, Michael C. Colleran, John Davis, Marvin Davis, Gerald S. Gray, Kenneth Ziffren, John F. Berardi, Robert D. Beyer and Danny G. Hair. The complaint alleges violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act relating to alleged misrepresentations and omissions concurrent with and following the Company's public offering of Class B common stock and the Company's offering of Senior Discount Notes, both on September 28, 1993, including but not limited to alleged misrepresentations and omissions made in the Prospectuses. The complaint asserts that it is brought on behalf of a class consisting of purchasers of securities of the Company, including common stock and Senior Discount Notes, between September 28, 1993 and August 15, 1994. On December 20, 1994, the defendants moved to dismiss the complaint. In response to that motion, plaintiff agreed to file an amended complaint and the motions to dismiss were withdrawn without prejudice. On February 2, 1995, plaintiff served an amended complaint reasserting the claims set forth in the prior complaint and adding claims under Section 33 of the Texas Securities Act, enlarging the class period to November 7, 1994, and altering other allegations, including some of the allegations relating to the alleged misrepresentations and omissions. The defendants' motions to dismiss the amended complaint were denied. The plaintiff seeks unspecified damages, prejudgment interest, and fees and costs of the plaintiff. The outcome of the case cannot be predicted with any certainty; however, the Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. Proceedings in this lawsuit with respect to the Company have been stayed as a result of the Chapter 11 filings.

         The Company and its subsidiaries and related companies are potential and named defendants in several other lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition of the Company. Proceedings in connection with any lawsuit against the Company have been stayed as a result of the Chapter 11 filings.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.24 - Loan and Security Agreement by and between Spectradyne, Inc. and Foothill Capital Corporation, dated June 9, 1995.

              Exhibit 10.25 - Amendment Number One to Loan and Security Agreement by and between Spectradyne, Inc. and Foothill Capital Corporation dated July 20, 1995.

              Exhibit 27 - Financial Data Schedules for the six months ended June 30, 1995


         (b)  Reports on Form 8-K

              The Company filed with the Commission on June 20, 1995 a Form 8-K report dated June 8, 1995 to disclose the Company's June 8, 1995 filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Court.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SpectraVision, Inc.



    August 11, 1995              /s/ RICHARD M. GOZIA
 ---------------------           -----------------------------------------------
         (Date)                  RICHARD M. GOZIA
                                 EXECUTIVE VICE PRESIDENT
                                 (Chief Financial Officer and officer duly
                                 authorized to sign on behalf of the Registrant)