Form 10-Q
period 1995-09-30
SPECTRAVISION INC
filed 1995-11-15
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       or
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________________ TO_________________

                         COMMISSION FILE NUMBER: 1-9724


                              SPECTRAVISION, INC.
                              -------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                               75-2182004
    -------------------------------               ------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

    1501 NORTH PLANO ROAD, RICHARDSON, TEXAS            75081
    ----------------------------------------          ----------
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

                                                    Outstanding at
         Title of each Class                       November 6, 1995
--------------------------------------             ----------------
Class A Common Stock, $0.001 Par Value                 4,593,526
Class B Common Stock, $0.001 Par Value                19,390,379

                                     INDEX


PAGE I.      FINANCIAL INFORMATION

Item 1.      Financial Statements


             Condensed Consolidated Statements of Financial Position
             as of September 30, 1995 and December 31, 1994...........       2

             Condensed Consolidated Statements of Operations
             for the Three Months ended September 30, 1995 and 1994...       4

             Condensed Consolidated Statements of Operations
             for the Nine Months ended September 30, 1995 and 1994....       5

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months ended September 30, 1995 and 1994....       6

             Notes to the Condensed Consolidated Financial Statements.       7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................      12


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings........................................      18

Item 6.      Exhibits and Reports on Form 8-K.........................      18

Signature.............................................................      19

                        PART I.   FINANCIAL INFORMATION

                        ITEM I.   FINANCIAL STATEMENTS

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        September 30,   December 31,
                                                             1995           1994
                                                        -------------   ------------
                                                         (unaudited)
ASSETS

   Cash and Cash Equivalents                                $       -      $   1,317
   Accounts Receivable (net)                                   17,575         20,417
   Debt Issuance Costs (net)                                    5,893          6,797
   Prepaids and Other Assets                                    8,346          8,933

   Video Systems                                              272,681        295,628
      Less Accumulated Depreciation and Amortization         (147,676)      (149,045)
                                                            ---------      ---------
   Total Video Systems                                        125,005        146,583

   Building and Equipment
      Building                                                  4,216          4,294
      Furniture, Fixtures and Other Equipment                   6,619          6,887
                                                            ---------      ---------
                                                               10,835         11,181
      Less Accumulated Depreciation                            (5,576)        (4,965)
                                                            ---------      ---------
   Total Building and Equipment                                 5,259          6,216

   Land                                                         2,559          2,559

   Hotel Contracts (net)                                       48,052         50,000
                                                            ---------      ---------
TOTAL ASSETS                                                $ 212,689      $ 242,822
                                                            =========      =========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                       September 30,   December 31,
                                                            1995           1994
                                                       -------------   ------------
                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Accounts Payable                                     $   6,415      $  48,807
      Accrued Liabilities
          Interest                                                 9          3,413
          Compensation                                         2,152          4,495
          Other                                               13,779         21,522
      Income Taxes                                               483            290
      Deferred Income Taxes                                    5,913          6,757

      Debt
          Bank Credit Facility                                     -         12,500
          Canadian Bank Credit Facility                            -          7,350
          Foothill Revolving Credit Facility                  14,259              -
          11.5% Senior Discount Notes                              -        172,295
          11.65% Senior Subordinated Reset Notes                   -        294,768
          Capitalized Lease Obligations                        1,293         23,492
          Other Debt                                               -            158
                                                           ---------      ---------
      Total Debt                                              15,552        510,563

   Liabilities Subject to Settlement Under
      Reorganization                                         583,178              -
                                                           ---------      ---------
   Total Liabilities                                         627,481        595,847

   Contingent Value Rights Subject to Settlement
       Under Reorganization                                   20,000         20,000

   Stockholders' Deficit

      Class A Common Stock - $0.001 par value,
          authorized 6,000,000 shares, issued and
          outstanding, 4,593,526 shares at
          September 30, 1995 and December 31,
          1994, respectively                                       5              5
      Class B Common Stock - $0.001 par value,
          authorized 144,000,000 shares, issued and
          outstanding 19,390,379 shares at
          September 30, 1995 and December 31,
          1994, respectively                                      19             19
      Paid in Capital                                        392,185        392,185
      Retained Deficit                                      (827,828)      (765,729)
      Foreign Currency Translation                               827            495
                                                           ---------      ---------
   Total Stockholders' Deficit                              (434,792)      (373,025)
                                                           ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 212,689      $ 242,822
                                                           =========      =========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                  SPECTRAVISION, INC. (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                  ------------------------------
                                                                      1995              1994
                                                                  ------------      ------------
REVENUES:
   Pay-Per View                                                    $    25,930       $    29,147
   Free-To-Guest                                                         3,413             3,679
   Other                                                                 1,256             1,776
                                                                   -----------      ------------
TOTAL REVENUES                                                          30,599            34,602

DIRECT COSTS:
   Pay-Per-View                                                         10,769            10,014
   Free-To-Guest                                                         2,850             3,008
   Other                                                                   586               768
                                                                   -----------       -----------
TOTAL DIRECT COSTS                                                      14,205            13,790

DEPRECIATION AND AMORTIZATION                                            8,901            11,453

OPERATING EXPENSES                                                      12,668             7,632

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                              9,430             8,675

RESEARCH AND DEVELOPMENT (NET)                                             181               851

EXCHANGE LOSS                                                                -                74
                                                                   -----------       -----------
TOTAL COSTS AND EXPENSES                                                45,385            42,475
                                                                   -----------       -----------
OPERATING LOSS                                                         (14,786)           (7,873)

NON-OPERATING (INCOME) EXPENSE                                              -                 -

INTEREST EXPENSE, NET (Contractual interest expense of  $19,801
    for the three months ended September 30, 1995)                         719            14,697
                                                                   -----------       -----------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                      (15,505)          (22,570)

REORGANIZATION ITEMS                                                     7,091                 -
                                                                   -----------       -----------
LOSS BEFORE INCOME TAXES                                               (22,596)          (22,570)
INCOME TAXES
   State and Foreign Provision                                             100                61
   Deferred Benefit                                                       (241)                -
                                                                   -----------       -----------
TOTAL INCOME TAX BENEFIT                                                  (141)               61
                                                                   -----------       -----------
NET LOSS                                                           $   (22,455)      $   (22,631)
                                                                   ===========       ===========
   Net Loss                                                             $(0.94)           $(0.95)
                                                                   ===========       ===========
AVERAGE COMMON SHARES OUTSTANDING                                   23,983,905        23,983,905

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                  SPECTRAVISION, INC. (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ----------------------------
                                                                        1995            1994
                                                                    ------------    ------------
REVENUES:
   Pay-Per View                                                      $    81,040     $    91,828
   Free-To-Guest                                                          10,289          11,254
   Other                                                                   4,478           5,157
                                                                     -----------     -----------
TOTAL REVENUES                                                            95,807         108,239

DIRECT COSTS:
   Pay-Per-View                                                           29,925          31,340
   Free-To-Guest                                                           8,523           8,827
   Other                                                                   1,641           1,890
                                                                     -----------     -----------
TOTAL DIRECT COSTS                                                        40,089          42,057

DEPRECIATION AND AMORTIZATION                                             27,821          33,982

OPERATING EXPENSES                                                        32,089          24,016

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                               21,212          20,487

RESEARCH AND DEVELOPMENT (NET)                                             1,364           2,078

EXCHANGE LOSS                                                                254             210
                                                                     -----------     -----------
TOTAL COSTS AND EXPENSES                                                 122,829         122,830
                                                                     -----------     -----------
OPERATING LOSS                                                           (27,022)        (14,591)

NON-OPERATING (INCOME) EXPENSE                                              (139)         (1,163)

INTEREST EXPENSE, NET (Contractual interest expense of $50,600
    for the nine months ended September 30, 1995)                         27,638          42,057
                                                                     -----------     -----------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES
    AND EXTRAORDINARY ITEM
                                                                         (54,521)        (55,485)
REORGANIZATION ITEMS                                                       7,268               -
                                                                     -----------     -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                          (61,789)        (55,485)

INCOME TAXES
   State and Foreign Provision                                               120             762
   Deferred Benefit                                                         (725)         (4,304)
                                                                     -----------     -----------
TOTAL INCOME TAX BENEFIT                                                    (605)         (3,542)
                                                                     -----------     -----------
LOSS BEFORE EXTRAORDINARY ITEM                                           (61,184)        (51,943)

EXTRAORDINARY ITEM
    Loss from Debt Extinguishment                                           (915)              -
                                                                     -----------     -----------
 NET LOSS                                                            $   (62,099)    $   (51,943)
                                                                     ===========     ===========
LOSS PER COMMON SHARE:
   Before Extraordinary Item                                              $(2.55)         $(2.17)

   Extraordinary Item                                                       (.04)              -
                                                                     -----------     -----------
   Net Loss                                                               $(2.59)         $(2.17)
                                                                     ===========     ===========
AVERAGE COMMON SHARES OUTSTANDING                                     23,983,905      23,983,905

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                  SPECTRAVISION, INC. (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       1995               1994
                                                                   ------------       -----------
OPERATING ACTIVITIES:
   Net loss                                                            $(62,099)         $(51,943)
   Adjustments to reconcile net loss to net cash provided
       by operating activities:
       Depreciation and amortization                                     27,821            33,982
       Other non-cash items:
          Conversion of non-cash interest to secondary notes             18,494            16,469
          Deferred income tax benefit                                      (725)           (4,304)
          Extraordinary loss from debt extinguishment                       915                 -
          Accretion of discount on senior notes                           8,609            13,423
          Amortization of debt issuance cost                                632               952
          Exchange loss                                                     254               210
          Loss on disposal of fixed assets under reorganization           3,500                 -
          Other items, net                                                   42              (743)
   Increase (decrease) in:
        Accounts payable                                                 20,864             5,949
        Accrued interest                                                   (995)            9,349
        Other accrued liabilities                                         5,553             7,013
        Income taxes payable                                                193               343
   Decrease (increase) in:
        Accounts receivable                                               2,869            (2,932)
        Debt issuance costs                                                (643)                -
        Prepaids and other assets                                          (121)           (3,182)
                                                                       --------          --------
Net cash provided by operating activities                                25,163            24,586

INVESTING ACTIVITIES:
   Cost of in-process systems and capital expenditures                  (17,156)          (45,989)

FINANCING ACTIVITIES:
    Borrowing under Foothill revolving facility                          49,449            12,500
    Repayment of Foothill revolving facility                            (35,190)                -
    Repayment of revolving credit facility                              (19,896)                -
    Repayment of Canadian bank credit facility                           (7,350)                -
    Borrowing under revolving credit facility                             7,396                 -
    Repayment of other debt and capitalized leases                       (3,671)           (2,938)
                                                                       --------          --------
Net cash provided by (used in) financing activities                      (9,262)            9,562

Effect of exchange rate changes on cash                                     (62)              (10)
                                                                       --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,317)          (11,851)

Cash and cash equivalents at beginning of period                          1,317            14,285
                                                                       --------          --------
Cash and cash equivalents at end of period                             $      -          $  2,434
                                                                       ========          ========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                             SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


1. GENERAL NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------------------------------------

     These condensed consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the 1994 Annual Report on Form 10-K of SpectraVision, Inc. ("SpectraVision", or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, except as described in note 4, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

2. ORGANIZATION AND BASIS OF PRESENTATION
   --------------------------------------

     The Company is a leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "Spectravision", which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

     Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision, SPI Newco, Inc. ("Newco") its direct subsidiary, Spectradyne, Inc. ("Spectradyne") the direct subsidiary of Newco, and the foreign subsidiaries.

3. BANKRUPTCY PROCEEDINGS
   ----------------------

     On June 8, 1995 (the "Petition Date"), SpectraVision, together with Newco, Spectradyne, Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, a single unsecured creditors' committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

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

                             SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


Substantially all liabilities as of the Petition Date are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events in the accompanying condensed consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. In addition, the Company's independent public accountants included in their report on the Company's consolidated financial statements for the year ended December 31, 1994, an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern.

     As a Chapter 11 debtor, the Company may sell (subject, in certain circumstances, to Bankruptcy Court approval) or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the condensed consolidated financial statements. In the event of a liquidation, the amounts reflected in the condensed consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

     Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be impaired, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at September 30, 1995 (dollars in thousands):

    Debt Instruments:
        11.5% Senior Discount Notes due 2000                               $180,904
        11.65% Senior Subordinated Reset Notes due 2001                     313,262
                                                                           --------
        Total debt instruments                                              494,166

    Accrued Expenses:
         Interest                                                             2,401
         Liabilities                                                          5,888
         Compensation                                                           885
                                                                           --------
                                                                              9,174

    Capital lease obligations                                                22,992
    Accounts payable                                                         56,846
                                                                           --------
       Total liabilities subject to settlement under reorganization        $583,178
                                                                           ========
    Contingent Value Rights subject to settlement under reorganization     $ 20,000
                                                                           ========

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


     Pursuant to SOP 90-7, the Company has discontinued, effective June 8, 1995, the accrual of interest on pre-petition debt that is unsecured or estimated to be undersecured.

4. REORGANIZATION
   --------------

     In September 1995, in connection with the Company's bankruptcy, management approved a company restructuring ("Restructure") that it believes is required to maintain the viability of the business. This restructure will result in, among other things, discontinuing service to a number of unprofitable hotels with revenues of approximately $2.6 million and $2.3 million for the nine months ended September 30, 1994 and 1995, respectively, and will further result in the elimination of certain positions within the Company. It is currently anticipated such actions will be completed by December 31, 1995. As a result, the Company recorded a Restructure charge of $6.3 million in the third quarter of 1995. Of this total, $.9 million relates to the cost of deinstalling certain hotels and $1.7 million was recorded for estimated losses on the disposal of deinstalled equipment. The Company also recorded $.4 million in employee severance costs which will be incurred in the Restructure process. The Company recorded an additional charge of $2.3 million which represents the write-off or abandonment of other fixed assets and $1.0 million for other costs associated with the Restructure process.

     Total bankruptcy reorganization items of $7.3 million for the nine months ended September 30, 1995 include normal bankruptcy, professional and miscellaneous changes of $1.0 million and the Restructure charges discussed above.

     In addition, as a result of a review during the third quarter of 1995, the Company recorded several adjustments to reflect the impact of certain changes in estimates that are not related to operations in the third quarter. These changes in estimates totalled $7.1 million. Such adjustments related primarily to revisions in the Company's prior estimates of amounts due Electronic Data Systems Corporation ("EDS") and chargebacks to EDS under the EDS Services and Technology Agreement of $4.0 million. The company recorded additional provisions for doubtful accounts of $.3 million, a reserve of $.8 million of obsolete inventory held by a third party and an increase related to certain liabilities of $1.5 million which included $.4 million for prior year's employee related sick pay liability, $.2 million in pre-petition legal bills, $.2 million of music rights liability, $.2 million in computer costs, $.1 million in film costs, $.3 million of consulting costs and $.1 million in insurance costs.
Other miscellaneous adjustments of $.5 million were also recorded by the Company.

     The total effect of the bankruptcy reorganization items and changes in estimates was to increase net loss for the three months and nine months ended September 30, 1995 by approximately $14.4 million or $0.60 per common share and $11.4 million or $0.48 per common share, respectively.

5. DEBT
   ----

     Foothill Revolving Facility: On June 9, 1995, Spectradyne entered into a loan and security agreement with Foothill Capital Corporation to provide debtor-in-possession financing (the "Foothill Loan"). The Foothill Loan allows for revolving advances up to a maximum amount of $40 million and bears interest payable monthly at prime plus 1.75% with a floor of 8.5%. Proceeds from initial advances under the Foothill Loan were used to repay outstanding balances and accrued interest under the Company's revolving credit facility and the Canadian bank credit facility (referred to here as the "Old Credit Facilities"). The Foothill Loan matures June 15, 1997.

                             SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


     The Foothill Loan is secured by all of the assets of Spectradyne and certain subsidiaries, all of the outstanding stock of the Company's subsidiaries and the guarantees of SpectraVision and certain subsidiaries. The Foothill Loan contains various and customary financial and operating covenants including limitations on additional indebtedness and limitations on capital expenditures. At September 30, 1995 the Company was not in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratio requirements. On November 15, 1995 the Company obtained a waiver from Foothill Capital Corporation for these covenant violations.

     SENIOR SUBORDINATED RESET NOTES:   At June 1, 1995, the Company exercised
its option under the indenture for the Company's 11.65% Senior Subordinated Reset Notes ("Reset Notes") to pay interest for the six months ended June 1, 1995 in additional Reset Notes, (the "PIK Option"). The indenture requires interest to accrue at 12.65% per annum during the PIK Option period. Accordingly, $18,494,000 of additional Reset Notes were issued at June 1, 1995.

6. EXTRAORDINARY LOSS
   ------------------

     The Company applied the proceeds from the initial advance under the Foothill Loan to repay outstanding obligations under the Old Credit Facilities. As a result of extinguishment of this debt, the Company wrote-off unamortized debt issuance costs in the amount of $915,000.

7. CONTINGENCIES
   -------------

     On October 20, 1994, a purported class action complaint was filed in the United States District Court alleging misrepresentations and omissions concurrent with and following the Company's 1993 offerings of Class B Common Stock and Senior Discount Notes. The plaintiff seeks unspecified damages, prejudgment interest, and fees and costs of the plaintiff. The Company believes that it has meritorious defenses to the claims and it intends to vigorously defend itself. Proceedings in this lawsuit with respect to the Company have been stayed as a result of the Chapter 11 filings.

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

                             SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


8. BALANCE SHEET OF ENTITIES UNDER CHAPTER 11
   ------------------------------------------

     The condensed balance sheet of SpectraVision and all entities included in the Chapter 11 filings is as follows (dollars in thousands):

ASSETS
   Cash and Cash Equivalents                              $       -
   Accounts Receivable                                       14,115
   Debt Issuance Costs                                        5,893
   Prepaids and Other Assets                                  7,593

   Video Systems                                            234,784

       Less accumulated depreciation and amortization      (123,700)
                                                          ---------
   Total Video Systems                                      111,084

   Building and Equipment
       Building                                               4,217
       Furniture, fixtures and other equipment                5,358
       Less accumulated depreciation                         (4,464)
                                                          ---------
   Total Building and Equipment                               5,111

   Land                                                       2,559
   Hotel Contracts (net)                                     48,052

   Investment in and advances to subsidiaries                31,508
                                                          ---------
TOTAL ASSETS                                              $ 225,915
                                                          =========

LIABILITIES

   Accounts Payable                                           8,520
   Accrued Interest                                              10
   Other Accrued Liabilities                                 15,555
   Deferred Income Taxes                                      5,708
   Foothill Revolving Facility                               14,260
   Capital Lease Obligations                                    942
                                                          ---------
                                                             44,995

   Liabilities Subject to Settlement Under Reorganization   583,178

   Intercompany Payable                                       4,526
                                                          ---------
   Total Liabilities                                        632,699

   Rights Subject to Settlement Under Reorganization         20,000

   Stockholders' Deficit
      Common Stock                                               24
      Paid in Capital                                       392,764
      Retained Deficit                                     (819,572)
                                                          ---------
   Total Stockholders' Deficit                             (426,784)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 225,915
                                                          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     On the Petition Date, SpectraVision, together with Newco, Spectradyne, Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, the Creditors' Committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

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

     At September 30, 1995, the Company had total liabilities of approximately $627.5 million and total assets of $212.7 million. The Company's cash flow from operations (earnings before interest, taxes, depreciation, amortization and other non-cash items) for the nine months ended September 30, 1995 was $1.1 million as compared to $19.6 million cash flow from operations for the nine months ended September 30, 1994. Cash and Cash Equivalents was $1.3 million at December 31, 1994 and $0 at September 30, 1995. During the nine months ended September 30, 1995, the Company used available cash of $1.3 million, cash flow from operations and working capital of $25.2 million and net borrowings under the Foothill Loan in the amount of $14.3 million for capital expenditures of $17.2 million, payment of other debt and capital leases in the amount of $3.7 million, and payment of the outstanding balance of the Old Credit Facilities in the amount of $19.9 million. The Change in accounts payable from December 31, 1994 to September 30, 1995 is due to a reclassification of $56.8 million of accounts payable to liabilities subject to settlement under reorganization. Changes in Video Systems since December 31, 1994 include capital purchases of $17.2 million offset by the conversion of equipment purchases from EDS to operating leases in the amount of $16.0 million and the write-off of assets of $24.1 million.

     On June 9, 1995, Spectradyne entered into the Foothill Loan which allows for revolving advances up to a maximum amount of $40 million and bears interest payable monthly at prime plus 1.75% with a floor of 8.5%. Proceeds from initial advances under the Foothill Loan were used to repay outstanding balances and accrued interest under the Old Credit Facilities. At September 30, 1995, the Company had $25.7 million available under the Foothill Loan.

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

     At September 30, 1995 the Company was not in compliance with the financial covenants relating to its operating cash flow and its fixed changes to cash flow ratio requirements. Under the terms of the Foothill Loan, the lenders may, at their option, give notice that the amounts outstanding are immediately due and payable. The Company is currently seeking a waiver from Foothill Capital Corporation for these covenant violations. No waiver has been issued at this time.

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

     Additionally, as a result of the Chapter 11 filing, the Company has, for financial reporting purposes, suspended the accrual of interest on pre-petition debt which is either unsecured or estimated to be undersecured, which will reduce the amount of interest expense recognized through the Chapter 11 period. The Company's liquidity and capital resources may also be affected by decisions that it makes in connection with the Chapter 11 proceedings with respect to its leases of equipment and real property, and the expenses which accrue during the Chapter 11 proceedings and other factors arising from the Chapter 11 proceedings. For example, pursuant to the Bankruptcy Code, the Company will be required to pay legal and other advisory fees and expenses associated with its Chapter 11 case. The Company presently estimates that such expenses will be substantial and may average as much as $500,000 per month, although such fees and expenses cannot be predicted with any meaningful degree of certainty at this time.

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

RESULTS OF OPERATIONS

     The following discussion and analysis addresses the results of operations for the three month periods ended September 30, 1995 (the "1995 Third Quarter") and September 30, 1994 (the "1994 Third Quarter") and the nine month periods ended September 30, 1995 (the "1995 Nine Months") and September 30, 1994 (the "1994 Nine Months").

     The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.

                                             Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                             ------------------       ------------------
                                               1995      1994           1995      1994
                                             --------  --------       --------  --------
Hotels Served at September 30                   2,113     2,352          2,113     2,352
Average Rooms Served During the Period        592,579   658,308        592,675   666,246
Average Price per View                       $   7.80  $   7.69       $   7.78  $   7.70
Revenue per Equipped Room per Day ("RER")    $   0.49  $   0.49       $   0.50  $   0.51

THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED
  TO THIRD QUARTER ENDED SEPTEMBER 30, 1994

     Total revenues decreased to $30.6 million in the 1995 Third Quarter from $34.6 million in the 1994 Third Quarter, a decrease of $4.0 million or 11.6%. Of the total revenues reported in the 1995 Third Quarter, 84.7% were revenues from pay-per-view, 11.2% were from free-to-guest, 4.1% were from other sources.

     Pay-per-view revenues decreased to $25.9 million in the 1995 Third Quarter from $29.1 million in the 1994 Third Quarter, a decrease of $3.2 million or 11.0%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served, which resulted in a decrease in revenues of approximately $2.9 million. The decline in the number of revenue producing rooms during the quarter is due to the loss of rooms from non-renewal of certain hotel PPV contracts as a result of the intense competition in the hotel pay-per-view industry and the Company's current capital constraints. The number of views for the hotels on the system at both September 30, 1995 and 1994 also declined resulting in an approximate $.6 million reduction in pay-per-view revenues for the 1995 Third Quarter. These decreases were offset slightly by an increase in average price per view from $7.69 during the 1994 Third Quarter to $7.80 for the 1995 Third Quarter contributing approximately $.3 million to pay-per-view revenue.

     Free-to-guest revenues decreased to $3.4 million in the 1995 Third Quarter from $3.7 million in the 1994 Third Quarter, a decrease of $266,000 or 7.2%. This decrease primarily reflects the decline in the number of hotels served as well as negotiated price reductions in connection with certain PPV contract renewals.

     Pay-per-view direct costs increased to $10.8 million in the 1995 Third Quarter from $10.0 million in the 1994 Third Quarter, an increase of $755,000 or 7.5%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 41.5% in the 1995 Third Quarter from 34.4% in the 1994 Third Quarter. This percentage increase is primarily due to increased film licensing fees. Films licensing costs were 18.0% of pay-per-view revenues as compared to 14.9% in the 1994 Third Quarter. In the third quarter, the Company introduced a new entertainment guide which increased startup costs $.9 million.
Additionally, transmission costs increased in connection with the compressed digital video ("CDV") satellite network and music rights costs were recorded.

     Free-to-guest direct costs decreased slightly to $2.9 million in the 1995 Third Quarter from $3.0 million in the 1994 Third Quarter, a decrease of $158,000 or 5.3%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 83.5% in the 1995 Third Quarter from 81.8% in the 1994 Third Quarter. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals.

     Operating expenses increased to $12.7 million in the 1995 Third Quarter from $7.6 million in the 1994 Third Quarter, an increase of approximately $5.1 million or 66.0%. Changes in accounting estimates by the Company increased operating costs for the 1995 Third Quarter by $3.8 million. These included the recording of EDS invoices in the amount of $2.2 million, an inventory reserve for inventory held by third parties of $.8 million, employee sick pay liability of $.2 million and other miscellaneous adjustments totalling $.6 million. Operating expenses consist primarily of maintenance of hotel systems including contractual services performed by EDS, pay-per-view equipment rental expense (primarily integrated receiver decoders and file servers for the digital guest choice system) and pay-per-view equipment repairs performed by a third party. The remainder of the increase is primarily attributed to third party charges for a backlog in repairs of approximately $.7 million and the establishment of an in-house field service organization in the 1995 Third Quarter costing $.6 million.

     Selling, general and administrative expenses increased to $9.4 million in the 1995 Third Quarter from $8.7 million in the 1994 Third Quarter, an increase in $755,000 or 8.7%. This increase is due primarily to changes in estimates made by the Company in the third quarter. These totalled $3.1 million resulting from increases in reserves for receivables from EDS of $1.8 million, other reserves of $.3 million, employee sick pay liability of $.2 million, consulting fees of $.3 million and the recording of other miscellaneous liabilities of $.5 million. Decreases in salaries and benefits as a result of the reduction in workforce, along with decreases in advertising and public relations expenditures offset these increases.

     Interest expense (net) decreased to $.7 million in the 1995 Third Quarter from $14.7 million in the 1994 Third Quarter, a decrease of $14.0 million or 95.1%. The decrease is primarily due to the non-accrual of interest on debt instruments subject to settlement under reorganization for the period June 8, 1995 to September 30, 1995. The company also capitalized interest in the amount of $.6 million for the 1995 Third Quarter.

     Reorganization items increased $7.1 million in the 1995 Third Quarter from $0 in the 1994 Third Quarter. These 1995 Third Quarter costs relate primarily to restructuring costs in the 1995 Third Quarter which include discontinuing service to a number of unprofitable hotels and the elimination of certain positions within the Company. It is currently anticipated such actions will be completed by December 31, 1995. As a result, the Company recorded a reorganization charge of $6.3 million in the third quarter of 1995. Of this total, $.9 million relates to the cost of deinstalling certain hotels and $1.7 million was recorded for estimated losses on the disposal of deinstalled equipment. The Company also recorded $.4 million in employee severance costs which will be incurred in the reorganization process. The Company recorded an additional charge of $2.3 million which represents the write-off or abandonment of other fixed assets and $1.0 million for other costs associated with the Restructure process.

     Total bankruptcy reorganization items of $7.1 million for the three months ended September 30, 1995 include normal professional and miscellaneous charges of $.8 million and the Restructure charges discussed above.

     State and foreign income tax expense increased to $100,000 in the 1995 Third Quarter from $61,000 in the 1994 Third Quarter, an increase of $39,000 or 63.9%, primarily due to lower taxable income in the 1995 Third Quarter.

     Net loss was $22.5 million for 1995 and $22.6 million for 1994. Although the net loss for the Third Quarters remained relatively constant, there were significant variances in the various line items making up the loss for each year. These included the decline in pay-per-view sales, increased operating expenses, reduced interest expense and the reorganization items.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED
  TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     Total revenues decreased to $95.8 million in the 1995 Nine Months from $108.2 million in the 1994 Nine Months, a decrease of $12.4 million or 11.5%.
Of the total revenues reported in the 1995 Nine Months, 84.6% were revenues from pay-per-view, 10.7% were from free-to-guest and 4.7% were from other sources.

     Pay-per-view revenues decreased to $81.0 million in the 1995 Nine Months from $91.8 million in the 1994 Nine Months, a decrease of $10.8 million or 11.8%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served which resulted in a decrease in revenues of approximately $10.2 million. Additionally, RER declined from $0.51 in the 1994 Nine Months to $0.50 in the 1995 Nine Months. The decline in RER contributed approximately $1.6 million to the decrease in the pay-per-view revenues for the 1995 Nine Months. These decreases were offset slightly by an increase in average price per view from $7.70 during the 1994 Nine Months to $7.78 for the 1995 Nine Months contributing almost $1.0 million to pay-per-view revenue.

     Free-to-guest revenues decreased to $10.3 million in the 1995 Nine Months from $11.3 million in the 1994 Nine Months, a decrease of $965,000 or 8.6%. This decrease primarily reflects the decline in the number of hotels served and negotiated price reductions in connection with certain PPV contract renewals.

     Pay-per-view direct costs decreased to $29.9 million in the 1995 Nine Months from $31.3 million in the 1994 Nine Months, a decrease of $1.4 million or 4.5%. This is attributable to the reduction in the number of pay-per-view views. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 36.9% in the 1995 Nine Months from 34.1% in the 1994 Nine Months. This percentage increase reflects the additional transmission costs in connection with the CDV satellite network, startup costs associated with the issuance of a new program guide in the 1995 Third Quarter and the recording of music rights costs somewhat offset by lower costs for in-room cards.

     Free-to-guest direct costs decreased to $8.5 million in the 1995 Nine Months from $8.8 million in the 1994 Nine Months, a decrease of $304,000 or 3.4%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 82.8% in the 1995 Nine Months from 78.4% in the 1994 Nine Months. This increase in free-to-guest direct costs as a percentage of free-to-guest revenues primarily reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals.

     Operating expenses increased to $32.1 million in the 1995 Nine Months from $24.0 million in the 1994 Nine Months, an increase of $8.1 million or 33.6%.
The Company recorded $2.2 million in increases due to changes in estimates. Theses changes included the recording of $1.2 million of EDS invoices, employee sick pay benefits of $.2 million and reserves for inventories held by third parties of $.8 million. Costs also increased due to increases in EDS service fees of approximately $3.2 million and equipment lease expenses of $4.2 million. Additional EDS fees are for services not contemplated in the original EDS agreement and include, among other charges, premium charges for service of tape-based sites and other services beyond the scope of the original agreement. These costs were somewhat mitigated (approximately $1.5 million) by the elimination of the Company's internal field service organization in the first half of 1995.

     Selling, general and administrative expenses increased to $21.2 million in the 1995 Nine Months from $20.5 million in the 1994 Nine Months, an increase of
$725,000 or 3.5%.   The increase in selling, general and administrative expenses was due to the recording of $1.9 million in changes in accounting estimates which the Company made in the third quarter, along with increases in legal expenses and increased property and business interruption insurance. These expenses were offset by decreases in salaries and benefits as a result of the reduction in workforce in late 1994 and reductions in advertising and public relations

     Non-operating income for the 1995 Nine Months was $139,000 and includes adjustments to certain prior obligations which were settled for less than anticipated. Non-operating income for the 1994 Nine Months was $1.2 million and is comprised of business interruption insurance proceeds from hurricanes in 1993 and certain non-operating payments received in-lieu of performance under purchase orders for equipment by a customer.

     Interest expense (net) decreased to $27.6 million in the 1995 Nine Months from $42.0 million in the 1994 Nine Months, a decrease of $14.4 million or 34.3%. This decrease was the result of the non-accrual of interest on debt instruments subject to settlement under reorganization for the period June 8, 1995 to September 30, 1995 and the capitalization of interest in the amount of
$2.4 million during the 1995.   This decrease was offset by an increase in
interest expense due to the increased outstanding balance of the 11.65% Senior Subordinated Reset Notes during the 1995 Nine Months as compared to the 1994 Nine Months.

     Reorganization items increased $7.3 million in the 1995 Nine Months from $0
in the 1994 Nine Months.   These 1995 Nine Months costs relate primarily to
restructure costs in the 1995 Third Quarter which includes discontinuing service to a number of unprofitable hotels and in the elimination of certain positions within the Company. It is currently anticipated such actions will be completed by December 31, 1995. As a result, the Company recorded a Restructure charge of $6.3 million in the third quarter of 1995. Of this total, $.9 million relates to the cost of deinstalling certain hotels and $1.7 million was recorded for estimated losses on the disposal of deinstalled equipment. The Company also recorded $.4 million in employee severance costs which will be incurred in the Restructure process. The Company recorded an additional charge of $2.3 million which represents the write-off or abandonment of other fixed assets and $1.0 million for other costs associated with the Restructure process.

     Total bankruptcy reorganization items of $7.3 million for the nine months ended September 30, 1995 include normal bankruptcy, professional and miscellaneous charges of $1.0 million and the Restructure charges discussed above.

     State and foreign income taxes decreased to $120,000 in the 1995 Nine Months from $762,000 in the 1994 Nine Months, a decrease of $642,000 or 84.3% due to lower taxable income in the 1995 Nine Months.

     Deferred income tax benefits decreased to $725,000 in the 1995 Nine Months from $4.3 million in the 1994 Nine Months, a decrease of $3.6 million or 83.2%, primarily due to the reduction in carrying value of hotel contracts recorded at December 31, 1994.

     Extraordinary item of $915,000 represents the write-off of unamortized debt issuance costs in connection with the extinguishment of the Company's Old Credit Facilities.

     Net loss increased to $62.1 million in the 1995 Nine Months from $51.9 million in the 1994 Nine Months, an increase of $10.2 million or 19.6%. The net loss was greater in the 1995 Nine Months primarily due to lower pay-per-view sales, increased operating expenses, the changes in estimates made by the Company in the 1995 Third Quarter, the reorganization items, changes in deferred tax benefits and the extraordinary item.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         See references made in the Company's form 10-Q for the Quarters ended March 31, 1995 and June 30, 1995 for a description of certain legal proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedules for the nine months ended September 30, 1995

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SPECTRAVISION, INC.



       November 14, 1995             /s/ RICHARD M. GOZIA
  ---------------------------        ------------------------------------------
            (Date)                   RICHARD M. GOZIA
                                     EXECUTIVE VICE PRESIDENT
                                     (Chief Financial Officer and officer duly
                                     authorized to sign on behalf of the
                                     Registrant)