Form 10-K
period 1995-12-31
SPECTRAVISION INC
filed 1996-03-29
CIK 819898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K 405

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-9724

                              SPECTRAVISION, INC.
            (Exact Name of Registrant as specified in its charter)

       DELAWARE                                         75-2182004
(State of Incorporation)                  (I.R.S. Employer Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of February 15, 1996: $3,635,696. There is no established public trading market for the Registrant's Class A Common Stock. As of March 1, 1996, there were 19,390,379 shares of the Registrant's Class B Common Stock outstanding and 4,593,526 shares of Class A Common Stock outstanding.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                           ---    ---

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Item 1.  Business.........................................................   1
         General..........................................................   2
         Pay-Per-View Services............................................   2
         Free-to-Guest Services...........................................   3
         Interactive and Other Services...................................   3
         Programming......................................................   4
         The EDS Service and Technology Agreement.........................   4
         Markets and Customers............................................   5
         Hotel Contracts..................................................   5
         Manufacturing....................................................   6
         Competition......................................................   6
         Regulation.......................................................   6
         Patents, Trademarks and Copyrights...............................   7
         Employees........................................................   7

Item 2.  Properties.......................................................   7
Item 3.  Legal Proceedings................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders..............   8
Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters..........................................................   9
Item 6.  Selected Financial Data..........................................  10
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  12
Item 8.  Financial Statements and Supplementary Data......................  21
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  58
Item 10. Directors and Executive Officers of the Registrant...............  58
Item 11. Executive Compensation...........................................  60
Item 12. Security Ownership of Certain Beneficial Owners and Management...  65
Item 13. Certain Relationships and Related Transactions...................  67
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K  68

                                     PART I

ITEM 1. BUSINESS
----------------

     In early 1995, SpectraVision, Inc. (the "Company" or "SpectraVision") determined that a financial restructuring would be required to ensure the Company's long-term survival. The Company conducted restructuring negotiations with representatives of its secured and unsecured creditors during April and May 1995, working toward the development of an overall restructuring plan. In June 1995, the Company concluded that a filing for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") should be made in order to preserve the value of its assets and to ensure that the business had sufficient cash resources to continue operations while it completed the financial restructuring process.

     On June 8, 1995 (the "Petition Date"), SpectraVision, Inc., together with SPI Newco, Inc., Spectradyne, Inc., Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, a single unsecured creditors' committee (the "Creditors' Committee") was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

     The Company has been actively pursuing several avenues of restructuring its financial position to achieve the maximum return for all parties involved. In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy pursuant to a business combination with the third party. It is the Company's intent to select one or more such proposals and, with the Bankruptcy Court's approval, emerge from bankruptcy in 1996. However, there can be no assurance that any agreement for a business combination will be reached or that any agreement will be approved by the creditors or the Bankruptcy Court.

     During 1995, the Company experienced a net loss of $74.6 million as compared to a net loss of $254.3 million in 1994. The decrease in the net loss is largely due to the write-down of hotel contracts (an intangible asset) in the amount of $196.3 million which occurred in 1994. Additionally, the Company's EBITDA (earnings before interest, taxes, reorganization items, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges) was $.9 million for 1995 as compared to $19.1 million during 1994. The decrease in EBITDA was primarily due to lower revenues from the loss of hotel contracts and lower margins resulting from higher direct costs as a percentage of revenues and other cost increases in operating expenses. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company had total liabilities of approximately $633.2 million and assets of $205.6 million at December 31, 1995. The Company's cash flow from operations in 1995 was not sufficient to satisfy its demands for cash, and the Company made up the deficiency by borrowing under its revolving line of credit. At December 31, 1995, the Company had $11.8 million available borrowing capacity under its revolving line of credit and $3.4 million in cash on hand to meet its continuing cash flow needs. The Company's cash on hand and cash flow from operations in 1996 will not be sufficient to satisfy its current demands for cash. There can be no assurance that the amount the Company can borrow under its revolving line of credit will be sufficient to meet its cash requirements for 1996. The Company's independent public accountants included in their report on the Company's consolidated financial statements an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. See Part II, Item 8. "Financial Statements and Supplementary Data".

     If the Company is unable to reach agreement with a potential bidder or bidders on a business combination, the strategy of the Company is to shrink the room base to profitable hotels, renew contracts, add new hotels only on a profitable basis and reduce the administrative structure to efficiently support the smaller, more profitable room base. There can be no assurance that the Company will have adequate capital resources to fulfill this strategy.

     If the Company cannot borrow or otherwise obtain the cash necessary to operate throughout 1996 or the Company is unable to obtain confirmation of a plan of reorganization, its creditors, equity security holders or the United States Trustee may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding.

     The Company was not in compliance with certain of its financial covenants related to the revolving line of credit with Foothill Capital Corporation, which is providing debtor-in-possession financing to the Company, on December 31, 1995. On March 22, 1996, the Company obtained a waiver from Foothill Capital Corporation for the December 31, 1995 covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios in 1996. Accordingly, in April 1996, Foothill Capital Corporation could elect to terminate the revolving line of credit, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the revolving line of credit if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

GENERAL

     The Company is a leading provider of interactive in-room video entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system, known as "SpectraVision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis. The Company subsequently expanded its services to include providing PPV movies in an on-demand format, delivering free-to-guest programming (such as HBO, ESPN, CNN and WTBS) and providing interactive services that capitalize on the Company's proprietary two-way communications equipment. The Company has been a major provider of these services to the lodging industry since 1971 and as of December 31, 1995, provided PPV services to 550,406 rooms in 1,888 hotels, including 224,697 rooms in 492 hotels with on-demand PPV service.

     The Company currently has a significant share of the market in the United States and is also a leading provider in Australia, the Pacific Rim, Canada and Mexico. The Company provides its services under contracts to corporate-owned hotel chains such as Hyatt, hotel management companies such as Interstate and individually owned and franchised hotel properties.

     In the fall of 1993, the Company and Electronic Data Systems ("EDS") initiated the installation of a compressed digital video ("CDV"), satellite delivered PPV system in the Company's U.S. hotel sites. This system replaces the scheduled videotape and videocassette player-based technology used by the Company since its inception in 1971 and is the first digital video system in the hotel PPV industry. At December 31, 1995, the Company had installed the CDV service in 1,200 hotels containing a total of 371,845 rooms. The Company does not currently intend to install more of these systems.

     In the fourth quarter of 1994, the Company began installation of its new digital video on-demand service ("Digital Guest Choice"). At December 31,
1995, the Company had installed Digital Guest Choice systems in 102 hotels containing a total of 53,844 rooms. The Company intends to install Digital Guest Choice in conjunction with selected contract renewals, and in selected new U.S. hotel sites for which it contracts to provide its PPV services.

PAY-PER-VIEW SERVICES

     The Company's primary source of revenue is providing in-room television viewing of recently released major movies and independently produced adult motion pictures to hotel guests on a pay-per-view basis. This service is attractive to hotel operators because it provides a service desired by the guests at no cost to the hotel. The movie price is automatically charged to the guest room in which the movie was viewed. At December 31, 1995, the Company provided PPV service to 550,406 rooms in 1,888 hotels. The Company had deliverable orders to install PPV systems in approximately 13,339 rooms at February 29, 1996 compared to 10,973 rooms at February 28, 1995. Deliverable orders for hotel movie systems consist of contracts which have been executed by the hotel and the Company. In addition, the Company has currently identified approximately 32,200 rooms in 115 hotels which it will discontinue PPV service to in 1996 due to expired or rescinded contracts.

     The Company provides its PPV service through several products including:
(i) SpectraVision, the Company's scheduled tape-based play system; (ii) SpectraVision Guest Theater, the Company's scheduled play system utilizing satellite delivery; (iii) Guest Choice, an analog tape system which provides on-demand viewing of up to 200 videotapes; and (iv) Digital Guest Choice, the industry's only digital video on-demand service.

     SpectraVision. The Company's tape-based SpectraVision system typically offers a hotel guest eight movies per day at predetermined times. The movie schedule typically consists of a mix of major motion pictures available after commencing first-run theatrical exhibition and before release on cable or home video, and adult movies from independent producers. On the first day of each month, the Company typically replaces a majority of the movies on each schedule with new features. At December 31, 1995 the Company had SpectraVision installed in 621 hotels with a total of 142,216 rooms.

     Guest Theater. The Company's Guest Theater system utilizing the STARPATH technology was introduced in the fourth quarter of 1993. Guest Theater increases the number of movies available in a SpectraVision system from 8 to 20 by varying movie selections on a nightly basis. At December 31, 1995 the Company had Guest Theater installed in 1,200 hotels with a total of 371,845 rooms.

     Guest Choice. In 1991, the Company introduced Guest Choice to provide hotel guests with on-demand viewing from a library of up to 200 videotapes per hotel. As of December 31, 1995, Guest Choice was installed in 224,697 rooms in 492 hotels, substantially all of which also offer either SpectraVision or Guest Theater services. The on-demand capability significantly increases usage of the PPV service by the hotel guests, and the Company has experienced increases in viewership on average of approximately 40% in the hotels in which Guest Choice systems have been installed. Through Guest Choice, the Company provides on-demand viewing of major motion pictures, adult features, and a variety of other topics, such as exercise programs, business information, children's programming and other special interest tapes. The Guest Choice system includes the Company's proprietary equipment and software, and utilizes a patented video rack designed and manufactured by a third party.

     Digital Guest Choice. During 1994, the Company introduced its new digital video on-demand service, Digital Guest Choice, that provides on-demand viewing of digitally stored movies. Digital Guest Choice utilizes satellite technology to deliver digitized movies to high capacity disk arrays. The digitized movies are stored at the hotel site and then decoded and forwarded to the guest instantaneously and on-demand. Digital Guest Choice allows multiple users to access the same digitally stored movie image at the same time. This on-demand system virtually eliminates lost views due to another guest already viewing a particular videotape or if all tape players are in use. At December 31, 1995, the Company had installed Digital Guest Choice in 102 hotels with a total of 53,844 rooms. As costs of digital systems become more economical, the Company intends to upgrade additional hotels to digital on-demand systems. The Company believes this may occur within the next two years. Until that time, most hotel system upgrades will be to tape-based on-demand systems.

FREE-TO-GUEST SERVICES

     The Company also markets a free-to-guest service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, CNN, ESPN, WTBS and other cable networks. The hotel typically pays the Company a fixed monthly fee per room for each programming channel selected. As of December 31, 1995, the Company provided free-to-guest services to 819 hotels serving 287,259 guest rooms. Approximately 76% of these rooms also offer the Company's PPV services. As of February 29, 1996, the Company had deliverable backlog orders to install free-to-guest systems in approximately 1,988 additional rooms, as compared to approximately 5,242 rooms in backlog at February 28, 1995. The Company has identified approximately 29,000 rooms in 115 hotels that are subject to having service discontinued in 1996 due to expired or rescinded contracts.

     The Company provides its free-to-guest programming pursuant to affiliation license agreements. The free-to-guest programming agreements typically are multi-year contracts under which the Company pays the supplier a fee for each room offering this programming. License agreements for HBO, ESPN and CNN expire on December 31, 1997, July 31, 1996 and December 31, 2000, respectively. The Company intends to renew the contracts upon expiration.

INTERACTIVE AND OTHER SERVICES

     In addition to entertainment services, the Company provides interactive services to the lodging industry. These services generate revenues and cash flows for the Company which are independent of viewing levels. These services utilize the two-way interactive communications capability of the PPV equipment and include Video Checkout, Video Messaging, Video Breakfast Menu, Video Bellman, Smart Survey and room availability monitoring. The hotel typically pays a fixed monthly fee for each service selected. Interactive services are also currently available in Spanish, French, and certain other foreign languages.

     As of December 31, 1995, the Company provided one or more interactive services to 238,000 rooms in 491 hotels, all of which also offer the Company's PPV service. These services differentiate the Company's products from those of its competitors, because they increase productivity of the hotel personnel resources, and they strengthen the Company's relationships with its hotel customers.

     Other revenue sources include the sale and license of the Company's proprietary equipment, the installation, design and maintenance of hotel Master Antenna Television ("MATV") systems, sales of satellite dishes, sales of miscellaneous parts and supplies (including television remote controls) and advertising revenues.

PROGRAMMING

     The Company obtains the nonexclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated in the Company's PPV system. Negotiated fees are related to the popularity of a given movie and the volume of pictures licensed by the Company from a given studio. Those license fees typically decline over the time the movie is played in the Company's PPV systems. Typically, the Company obtains rights to exhibit major motion pictures during the "Hotel/Motel PPV Window" which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. The Company attempts to license pictures as close as possible to a motion picture's theatrical release date to benefit from the studios' advertising and promotional efforts.

     With respect to most independently produced features, the Company obtains non-exclusive rights from the producers for a flat fee for an extended period of time.

THE EDS SERVICE AND TECHNOLOGY AGREEMENT

     In 1993, the Company entered into a ten-year agreement with EDS to install a satellite-based digital movie delivery system to replace its existing tape-based delivery systems. In conjunction with the installation of this system, the Company introduced its new SPEXIS computer system which allows the Company to provide new and improved interactive services. The Company and EDS first installed equipment to enable the Company to provide its scheduled play movies in a digital CDV format on a real time basis via satellite. The CDV system was installed in 1,200 hotels with 371,845 rooms as of December 31, 1995. In late 1994, the Company and EDS began the second phase of the technology conversion and initiated the installation of the new Digital Guest Choice video on-demand system in selected hotels. This system consists of high capacity disk arrays, which are used to store digitized movies, delivered to a hotel via satellite, for instantaneous on-demand viewing by hotel guests.

     Field Service Contract: The Company also entered into a contract with EDS whereby EDS assumed the Company's field service and Management Information Services (MIS) functions. The transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance required. On February 1, 1996, the Bankruptcy Court approved a modification to the EDS Service and Technology Agreement whereby the field service and the MIS services operations would transition back to the Company. The Company is currently in the process of implementing this agreement.

     Technology: In accordance with the terms of the Company's ten-year exclusive contract, EDS has granted the Company exclusive rights during the term of the EDS contract with regard to the use, installation and operation of CDV technology within the U.S. hotel market as well as in hospitals, nursing homes, supervised retirement facilities and military installations. The Company has the right, in its sole discretion, to approve any venture by EDS, whether on its own or with a third party, to install, operate or manage any CDV network in the U.S. market.

MARKETS AND CUSTOMERS

     The Company currently provides PPV services to hotels that are part of chains including Hyatt, Loew's, Four Seasons, Wyndham, Stouffer and Harvey Hotels. The following table sets forth certain information regarding the number of hotels and rooms served by the Company for the past five years:

                                          As of December 31,
                              -------------------------------------------
                               1995     1994     1993     1992     1991
                              -------  -------  -------  -------  -------
Hotels Served:
   Pay-Per-View                 1,888    2,308    2,442    2,543    2,554
   Free-To Guest                  819      888    1,006      998    1,018
Rooms Served:
   Pay-Per-View               550,406  635,378  684,599  722,571  758,710
   Free-To Guest              287,259  308,249  330,138  336,295  363,116

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

     International Markets. In addition to its operations in the United States, the Company presently offers its services in Canada, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia and the Bahamas. The legal entities located in Canada, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, and Australia are not part of the Company's Chapter 11 bankruptcy proceedings. The Company intends to continue to expand its international operations. The Company is a leading provider of in-room video entertainment in Asia-Pacific and Australia. The Company serves its international hotel customers primarily with its tape-based systems, but generally experiences higher revenues and operating cash flow per room than in the U.S. because of higher prices, higher usage and the lack of programming alternatives. The competition to provide PPV services to hotels is generally less in international markets than in the United States. Expansion of the Company's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions and restriction on foreign ownership and investment. Consequently, these risks may hinder the Company's efforts to build a significant base of hotel rooms in foreign markets. See Note 15 included in Item 8, Part II, "Financial Statements and Supplementary Data" for financial information about the Company by geographic area.

HOTEL CONTRACTS

     The Company typically enters into a separate contract with each hotel for the services provided. Contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At the scheduled expiration of a contract, the Company typically seeks to extend the term of a hotel's contract with market competitive terms. At December 31, 1995, approximately 16.9% of the pay-per-view hotels have contracts that have expired and are on a month-to-month basis as compared to 19.8% at December 31, 1994. Approximately 14.7% of the existing pay-per-view served hotels have contract expiration dates during 1996. It is the Company's intention to attempt to renew the hotel contracts it considers to be profitable.

MANUFACTURING

     Prior to 1994, the Company manufactured substantially all of the equipment used in its tape-based PPV and interactive hotel systems. In December 1993, the Company's manufacturing capability was sold to The Cerplex Group. In connection with this sale, SpectraVision entered into a five year contract with Certech Technology, Inc. ("Certech"), a wholly-owned subsidiary of The Cerplex Group, to provide manufacturing and repair services of certain equipment for use in hotel PPV and interactive systems. In 1995, Certech provided manufacturing and repair services to the Company totaling $13.5 million.

COMPETITION

     The Company is one of the largest operators of pay-per-view hotel movie viewing systems in North America. The Company has experienced intense competition from other pay-per-view suppliers on a national scale in the United States market, including competition for contract renewals at hotels operated by certain of the major hotel chains served by the Company. From 1993 to 1995, contracts for three major hotel chains, representing a total of 151,000 rooms, expired and were not renewed. Additionally, the Company is experiencing increased competition in its international markets. The principal components of the competition in the hotel PPV market are service, advanced technological products and customer incentives. Also, some of the Company's competitors have greater access to financial and other resources.

     Approximately 14.7%, 18.1% and 16.3% of the 550,406 rooms served by the Company at December 31, 1995, are subject to contracts that expire in 1996, 1997 and 1998, respectively. In recent years the Company's competitors have expanded their PPV room base, and the number of hotels into which the Company can profitably expand has declined. Additionally, the Company's pay-per-view system competes for a guest's viewing time with broadcast television, and where available, the Company's own free-to-guest programming or cable television service. Cable television also is able to offer pay-per-view programming, and it is now being marketed to hotels by competitor cable companies on a limited basis in certain areas.

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

     On February 1, 1996 Congress passed S .652, "The Telecommunications Act of 1996" (the "Act"), which was subsequently signed into law on February 8, 1996. The new law will alter federal, state and local laws and regulations for telecommunications providers and services, and may affect the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the Act. It is not possible at this time to predict the outcome of such rulemakings.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company has four issued patents, one acquired and unexpired patent and four patents pending in the United States covering various aspects of its pay-per-view and interactive systems, which are for 17 years each. In addition, the Company has numerous registered trademarks and servicemarks, including "SpectraVision," "Guest Choice," "STARPATH" and pending trademark applications for "SPEXIS" and "Guest Touch," and numerous registered copyrights covering the protocol interface between the Company's computer and the hotel's property management system computer ("PMS") and the protocol interface between the Company's room-unit technology and various television products. The Company considers its intellectual property rights to be valuable assets and intends to protect them when necessary.

EMPLOYEES

     As of December 31, 1995, the Company had 365 employees worldwide. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

     The Company owns its headquarters located in Richardson, Texas. The headquarters contain approximately 84,000 square feet of manufacturing and office space, of which 45,000 square feet are leased to Certech. The Company also leases approximately 41,000 square feet of space near its headquarters for new product development, engineering, sales and service facilities pursuant to a lease that expires in September 1998. A 10,800 square foot warehouse is also leased. The lease expires in October 1998. The Company's annual rental for these facilities is approximately $382,000. The Company also leases office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong, and Australia for its customer support operations. The Company's properties are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     On October 20, 1994, a purported class action complaint was filed in the United States District Court for the Northern District of Texas, Dallas Division, styled Seth Stern v. SpectraVision Inc., Albert D. Jerome, Michael C. Colleran, John Davis, Marvin Davis, Gerald S. Gray, Kenneth Ziffren, John F. Berardi, Robert D. Beyer and Danny G. Hair. The complaint alleges violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act relating to alleged misrepresentations and omissions concurrent with and following the Company's public offering of Class B Common Stock and the Company's offering of 11-1/2% senior discount notes, both on September 28, 1993, including but not limited to alleged misrepresentations and omissions made in the Prospectuses. The complaint asserts that it is brought on behalf of a class consisting of purchasers of securities of the Company, including Common Stock and senior discount notes, between September 28, 1993 and August 15, 1994. On December 20, 1994, the defendants moved to dismiss the complaint. In response to that motion, plaintiff agreed to file an amended complaint and the motions to dismiss were withdrawn without prejudice. On February 2, 1995, plaintiff served an amended complaint reasserting the claims set forth in the prior complaint and adding claims under Section 33 of the Texas Securities Act, enlarging the class period to November 7, 1994, and altering other allegations, including some of the allegations relating to the alleged misrepresentations and omissions. On July 20, 1995, the plaintiffs dismissed without prejuidice Messrs. Colleran, John Davis, Gray, Ziffren, Berardi and Beyer. On September 11, 1995, plaintiff purported to amend the complaint to add as a second plaintiff Werner, Zaroff, Slotnick, Stern & Ashkenazy Pension F/B/O Fred Werner. Plaintiffs seek unspecified damages, prejudgment interest, and fees and costs of the plaintiffs. While the Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself, an unfavorable resolution could have a material adverse effect on the Company. In addition, the Company is presently unable to estimate the amount, if any, of such loss. Proceedings in connection with this lawsuit against the Company have been stayed as a result of the Chapter 11 filings. See Item 1. "Business."

     The Company and its subsidiaries and related companies are potential and named defendants in several other lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition of the Company. Proceedings in connection with any lawsuit against the Company have been stayed as a result of the Chapter 11 filings. See Item 1 for a description of the Company's bankruptcy proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     There is no established public trading market for the Company's Class A Common Stock. There were two Class A common stockholders as of February 15, 1996.

     Until May 1, 1995, the Company's Class B Common Stock was available for public trading on the American Stock Exchange (the "Exchange") under the ticker symbol "SVN". On May 1, 1995, the Exchange halted trading on the Company's Class B Common Stock and Contingent Value Rights ("CVRs") following the Company's announcement on Friday, April 28, 1995, that it had presented a restructuring plan to certain holders of its senior discount notes and reset notes. Exchange officials expressed concern about current or potential shareholders' ability to value the Company's Class B Common Stock and CVRs, and there can be no assurance that trading in the Class B Common Stock and CVRs will
be resumed.   The Company no longer meets the continuing listing guidelines of the Exchange. The Company's reset notes (AMEX: SVN C) continue to trade on the Exchange. The high and low closing prices by quarter for the Company's Class B Common Stock for the years ended December 31, 1995 and 1994 are as follows:

       Quarter Ended           High      Low
       -------------         -------  ---------
       December 31, 1995      $ 1/64   $   1/64
       September 30, 1995     $ 3/16   $   1/64
       June 30, 1995          $  1/8   $   1/64
       March 31, 1995         $ 7/16   $   3/16

       December 31, 1994      $2 1/4   $   3/16
       September 30, 1994     $3 3/8   $1 15/16
       June 30, 1994          $    6   $      2
       March 31, 1994         $9 5/8   $  5 1/4

  As of February 15, 1996, there were 19,390,379 shares of Class B Common Stock outstanding held by approximately 405 stockholders of record.

  No dividends have been paid on the Company's Class A Common Stock or Class B Common Stock during the years ended December 31, 1995 or 1994. Provisions of the Company's indebtedness agreements limit payment of dividends on the Common Stock. See Note 7 and Note 11 included in Item 8, Part II, "Financial Statements and Supplementary Data".

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  The financial data set forth below, except hotel and room data, was derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein. References herein are to the financial statements and footnotes included in Item 8, Part II "Financial Statements and Supplementary Data".

                                                        Year Ended December 31,
                                      ------------------------------------------------------------
                                         1995        1994         1993        1992         1991
                                      ----------  -----------  ----------  -----------  ----------
                                             (Dollars in thousands, except per share data)
Revenues:
   Pay-Per-View                        $104,930    $ 119,452    $134,830    $ 136,541    $138,695
   Free-to-Guest                         13,565       14,840      17,875       21,275      23,118
   Interactive and Other                  5,491        8,092      10,288       10,805      11,280
                                       --------    ---------    --------    ---------    --------
        Total Revenues
                                        123,986      142,384     162,993      168,621     173,093
                                       ========    =========    ========    =========    ========
Direct Costs:
   Pay-Per-View                          39,942       41,766      42,195       41,217      42,268
   Free-to-Guest                         11,443       11,818      12,804       12,085      13,142
   Other                                  1,428        4,431       3,835        3,226       3,187
                                       --------    ---------    --------    ---------    --------
        Total Direct Costs
                                         52,813       58,015      58,834       56,528      58,597
                                       ========    =========    ========    =========    ========
EBITDA (a)                                  866       19,148      55,790       65,303      69,877
                                       ========    =========    ========    =========    ========
Write-off of Goodwill                         -            -           -      218,453           -
                                       ========    =========    ========    =========    ========
Write-down of Hotel Contracts                 -      196,256           -            -           -
                                       ========    =========    ========    =========    ========
Loss Before Extraordinary Items and
   Cumulative Effect of Change in
   Accounting Principle                 (73,645)    (254,284)    (43,057)    (270,242)    (60,003)
Extraordinary Gain (Loss)                  (915)           -      (2,699)      23,378           -
Cumulative Effect of Change in
   Accounting Principle                       -            -           -      (28,498)          -
                                       --------    ---------    --------    ---------    ========
Net Loss                                (74,560)    (254,284)    (45,756)    (275,362)    (60,003)
Preferred Stock Dividend                      -            -           -      (21,878)    (38,157)
                                       --------    ---------    --------    ---------    --------
Loss Applicable to Common
   Stockholders                        $(74,560)   $(254,284)   $(45,756)   $(297,240)   $(98,160)
                                       ========    =========    ========    =========    ========
Loss per Common Share before
   Extraordinary Items and Cumulative
   Effect of Accounting Change           $(3.07)     $(10.60)     $(2.37)    $(166.31)   $(655.88)
-------------------------

(a) EBITDA consists of earnings before interest expense, income taxes, reorganization items, depreciation, amortization, write-off of goodwill and hotel contracts and certain other non-cash charges. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the ability to service debt.

Other Selected Data

(In thousands except hotel and room data)                            December 31,
                                             -------------------------------------------------------------
                                                1995         1994         1993         1992        1991
                                             -----------  -----------  -----------  -----------  ---------
Total Assets                                  $ 205,622    $ 242,822    $ 409,478    $ 401,493    $619,518
Total Debt                                    $  28,667*   $ 510,563    $ 436,557    $ 458,900    $514,782
Liabilities Subject to Settlement Under
   Reorganization                             $ 579,587*           -            -            -           -
Stockholders' Equity (Deficit)                $(447,608)   $(373,025)   $(118,614)   $(150,923)   $ 59,899
Pay-Per-View Hotels                               1,888        2,308        2,442        2,543       2,554
Pay-Per-View Rooms                              550,406      635,378      684,599      722,571     758,710
Free-to-Guest Hotels                                819          888        1,006          998       1,018
Free-to Guest Rooms                             287,259      308,249      330,138      336,295     363,116
Interactive Hotels                                  491          481          489          480         491

  * Certain liabilities have been reclassed to "Liabilities Subject to Settlement Under Reorganization" in accordance with bankruptcy reporting.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

  The following discussion and analysis addresses results of operations for the calendar years ended December 31, 1995, 1994 and 1993.

CURRENT FINANCIAL CONDITION

  During 1995, the Company experienced a net loss of $74.6 million as compared to a net loss of $254.3 million in 1994. The decrease in the net loss is largely due to the write-down of hotel contracts (an intangible asset) in the amount of $196.3 million which occurred in 1994. Additionally, the Company's EBITDA (earnings before interest, taxes, reorganization items, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges) was $.9 million for 1995 as compared to $19.1 million during 1994. The decrease in EBITDA was due to lower revenues caused by the loss of hotel contracts and lower margins primarily due to higher direct costs as a percentage of revenues and other cost increases particularly in operating expenses.

  The Company had total liabilities of approximately $633.2 million and assets of $205.6 million at December 31, 1995. The Company's cash flow from operations in 1995 was not sufficient to satisfy its demands for cash, and the Company made up the deficiency by borrowing under its revolving line of credit. At December 31, 1995, the Company had $11.8 million available borrowing capacity under its revolving line of credit and $3.4 million in cash on hand to meet its continuing cash flow needs. The Company's cash on hand and cash flow from operations in 1996 will not be sufficient to satisfy its current demands for cash. There can be no assurance that the amount the Company can borrow under its revolving line of credit will be sufficient to meet its cash requirements for 1996. The Company's independent public accountants included in their report on the Company's consolidated financial statements an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern. See Part II, Item 8. "Financial Statements and Supplementary Data".

  If the Company is unable to reach agreement with a potential bidder or bidders on a business combination, the strategy of the Company is to shrink the room base to profitable hotels, renew contracts, add new hotels only on a profitable basis and reduce the administrative structure to efficiently support the smaller, more profitable room base. There can be no assurance that the Company will have adequate capital resources to fulfill this strategy.

  If the Company cannot borrow or otherwise obtain the cash necessary to operate throughout 1996 or the Company is unable to obtain confirmation of a plan of reorganization, its creditors, equity security holders or the United States Trustee may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding.

  The Company was not in compliance with certain of its financial covenants related to the revolving line of credit with Foothill Capital Corporation, which is providing debtor-in-possession financing to the Company, on December 31, 1995. On March 22, 1996, the Company obtained a waiver from Foothill Capital Corporation for the December 31, 1995 covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios in 1996. Accordingly, in April 1996, Foothill Capital Corporation could elect to terminate the revolving line of credit, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the revolving line of credit if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

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

  On June 8, 1995, SpectraVision, together with SPI Newco, Inc., Spectradyne, Inc., Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, the Creditors' Committee was appointed by the U.S. Trustee for the District of Delaware pursuant to section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

  In March 1996, the Bankruptcy Court authorized the employment of Salomon Brothers Inc. as investment bankers and financial advisors of the Company. The agreement with Salomon Brothers Inc. calls for a monthly advisory fee and an additional fee ("Transaction Fee") upon the consummation of a transaction resulting in the sale of the Company. The Transaction Fee will be a percentage of the total purchase price.

  The Company has been actively pursuing several avenues of restructuring its financial position to achieve the maximum return for all parties involved. In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy pursuant to a business combination with the third party. It is the Company's intent to select one or more such proposals and, with the Bankruptcy Court's approval, emerge from bankruptcy in 1996. However, there can be no assurance that any agreement for a business combination will be reached or that any agreement will be approved by the creditors or the Bankruptcy Court.

  As of the Petition Date, actions to collect pre-petition indebtedness have been automatically stayed pursuant to section 362 of the Bankruptcy Code (unless modified by an order of the Bankruptcy Court) and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company may reject pre-petition executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to being paid or compromised under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

PAY-PER-VIEW SERVICES

  The following table sets forth, for the periods indicated, certain information and certain statistical data regarding the Company's pay-per-view customer base and revenues.

                                               Year Ended December 31,
                                             ----------------------------
                                               1995      1994      1993
                                             --------  --------  --------
Hotels served as of the end of the year         1,888     2,308     2,442
Rooms served as of the end of the year        550,406   635,378   684,599
Average rooms served during the period        592,436   652,226   700,444
Average price per view                       $   7.78  $   7.71  $   7.73
Revenue per equipped room per day ("RER")    $   0.49  $   0.51  $   0.53

     During 1995, 1994 and 1993, revenues from the Company's pay-per-view movie services accounted for 84.6%, 83.9%, and 82.7%, respectively, of the Company's total revenues. Management expects pay-per-view services, including Guest Choice and other pay-per-view services, to continue to provide the largest portion of the Company's revenues for the foreseeable future. The Company's pay-per-view revenues depend on a variety of factors, including the number of SpectraVision systems installed and de-installed during a period, the hotel occupancy rate, the frequency of movie viewing by hotel guests, the availability of popular movies, the price charged per view and the proximity of a movie's introduction in the Company's PPV system to its first-run theatrical release and length of time of the "window" in which the movie is available in the Company's PPV system but is not available for home video, cable television exhibition or direct sales to the consumer.

     On March 1, 1996, the Company implemented a $1.00 price increase for pay-per-view movies for substantially all of the hotels located in the United States. Further, the Company intends to increase the pay-per view movie prices in Canada on April 1, 1996. The Canadian price increase will raise the price in Guest Choice hotels, approximately 20% of the hotel base, $.72 per movie to $7.98 and the price at the scheduled pay-per-view hotels, approximately 80% of the hotel base, $.42 per movie to $6.93.

     Pay-per-view systems installed and deinstalled. The number of rooms equipped with pay-per-view systems decreased during 1995 by 84,972 rooms to 550,406 rooms as of December 31, 1995. This was due to the Company's inability to renew profitable expiring contracts because of poor field service and the lack of capital to compete in an intensely competitive market place. The Company expects that the number of PPV rooms served will continue to decrease due to the Company's continuing lack of funds and the competitive market. In addition, the Company initiated "Project 300", a project to de-install approximately 300 small, unprofitable hotels from the current hotel base. Ninety-nine of these hotels with 13,261 rooms were de-installed in 1995. The remainder of these hotels will be de-installed in early 1996. In September 1993, the Company signed a seven-year exclusive contract renewal with Hyatt Hotels & Resorts to provide pay-per-view movies and interactive video services. This contract covers 103 hotels with a total of approximately 54,000 rooms. Hyatt Hotels are now equipped with the Digital Guest Choice system and is the first hotel chain to be completely installed with the CDV Satellite Network. At February 29, 1996, the Company had deliverable orders for systems to be installed in approximately 13,339 additional rooms, as compared to approximately 10,973 rooms at February 28, 1995.

     Price per view. The following table sets forth, for the periods indicated, the average price per view for the United States, Canada, International operations and for the consolidated company. Foreign exchange rate fluctuations impact the consolidated average price per view.

                                         Average Price Per View
                                         ----------------------
                                          1995    1994    1993
                                         ------  ------  ------
             United States                $7.87   $7.85   $7.84
             Canada                       $6.54   $6.30   $6.58
             International*               $8.80   $8.64   $8.41
             Consolidated                 $7.78   $7.71   $7.73

          * International includes Australia, Hong Kong, Mexico, Singapore and Thailand

     Revenue per equipped room per day ("RER"). RER represents total pay-per-view revenues earned per equipped PPV room per day. The Company's RER declined each of the past two years from $0.53 per room per day in 1993 to $0.51 in 1994 and to $0.49 in 1995. The lower RER is attributable to the two primary factors discussed below:

  . Poor Field Service Maintenance: In 1994, the transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance of existing PPV rooms concurrent with the rapid installation of the CDV system. In 1995, the Company continued to experience poor field service maintenance. The Company currently has approximately 90 of its own employees involved in field service and intends to complete the transition of control of the technical field service function to SpectraVision during April 1996.

  . Loss of high RER producing hotels: The Company has lost several contracts over the last two years covering hotels which were consistently producing high RER.

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

     The following table sets forth, for the periods indicated, the percentage of total revenues and the number of hotels and rooms served. Revenues from free-to-guest services are a function of total rooms served and the fee charged by the Company.

                                            Free to Guest Services
                                         ----------------------------
                                           1995      1994      1993
                                         --------  --------  --------
       Percentage of total revenue          11.0%     10.4%     11.0%
       Number of hotels served               819       888     1,006
       Number of rooms served            287,259   308,249   330,138


     The majority of the decrease from 1993 to 1994 was the result of the non-renewal of a free-to-guest services contract with certain corporate owned Marriott Hotels that expired during 1994. The decline in free-to-guest services from 1994 to 1995 is also due to the nonrenewal of free-to-guest services contracts. These contracts were not renewed due to the loss of pay-per-view contracts at hotels to which the Company also supplied free-to-guest service. Direct costs incurred in connection with the offering of free-to-guest services to hotels consist primarily of license fees paid to programming suppliers.

     The balance of the Company's revenues are derived from the fees earned from hotels for interactive communications services, such as Video Checkout, and sales of various other products and services, such as remote control units, satellite dishes, master antennae system upgrades and licensing agreements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 ("1995") COMPARED TO YEAR ENDED DECEMBER 31, 1994 ("1994")

     Total revenues decreased to $124.0 million in 1995 from $142.4 million in 1994, a decrease of $18.4 million or 12.9% primarily due to the decline in pay-per-view revenues as a result of the reduction of installed hotel rooms. Of the total revenues reported in 1995, 84.6% were revenues from pay-per-view, 11.0% were from free-to-guest, 4.4% were from interactive services and other revenue sources.

     Pay-per-view revenues decreased to $104.9 million in 1995 from $119.5 million in 1994, a decrease of $14.6 million or 12.2%. This decrease in pay-per-view revenues reflects the decline in the number of rooms served, which resulted in an approximate $11.1 million decrease in revenues. The remainder of the decrease in pay-per-view revenues is attributed to a decline in RER reflecting lower viewing levels. The Company believes the lower RER in 1995 can also be attributed to an increased number of non-operating hotel systems due to poor service and poorly performing movie product.

     Free-to-guest revenues decreased to $13.6 million in 1995 from $14.8 million in 1994, a decrease of $1.2 million or 8.1%. This decrease primarily reflects negotiated price reductions in connection with certain PPV hotel contract renewals and the decline in the number of hotels with free-to-guest services.

     Other revenues decreased to $5.5 million in 1995 from $8.1 million in 1994, a decrease of $2.6 million or 32.1%. This decrease is primarily due to the fact that equipment sales in 1994 did not recur in 1995.

     Pay-per-view direct costs decreased to $39.9 million in 1995 from $41.8 million in 1994, a decrease of $1.9 million or 4.5%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 38.1% in 1995 from 35.0% in 1994 for a number of reasons. Film share expense increased from 16.2% of PPV revenues in 1994 to 17.1% of PPV revenues in 1995 because of higher film share percentages being charged to the Company from the various film studios
for the major studio film product shown by the Company.   Although transmission
costs remained the same, they increased to 3.1% of PPV revenues in 1995 from 2.3% in 1994 because PPV revenues declined. The video tape costs increased to 3.4% of PPV revenues in 1995 compared to 2.6% in 1994 due to increased tape encoding and duplicating costs established by the Company's vendors during bankruptcy. Movie card costs rose from 2.9% of PPV revenues in 1994 to 3.8% of PPV revenues in 1995 due primarily to the introduction of an Entertainment Guide magazine.

     Free-to-guest direct costs decreased to $11.4 million in 1995 from $11.8 million in 1994, a decrease of $.4 million or 3.4%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 84.4% in 1995 from 79.6% in 1994 as a result of the lower revenues due to price reductions granted in connection with certain PPV contract renewals without a corresponding decrease in programming fees paid to suppliers.

     Other direct costs decreased to $1.4 million in 1995 from $4.4 million in 1994, a decrease of $3.0 million or 68.2%. As a percentage of other revenues, other direct costs decreased to 26.0% in 1995 from 54.8% in 1994 principally due to a one time $1.5 million charge for prior period licensing fees in 1994.

     Depreciation and amortization expense decreased to $39.4 million in 1995 from $50.5 million in 1994, a decline of $11.1 million or 22.0%. The decline is due to the write-down of hotel contracts at the end of 1994 and assets becoming fully depreciated.

     Operating expenses increased to $17.6 million in 1995 from $13.2 million in 1994, a net increase of $4.4 million or 33.3%. Operating expenses for periods prior to April 1994 included costs of the Company's U.S. field service organization as well as field service operations in its foreign subsidiaries, and labor costs of repairs and maintenance of hotel system components (including TV's). Subsequent to March 1994, operating expenses are comprised of field service operations of the foreign subsidiaries and repairs and maintenance costs. In 1995, these costs also included technicians who were hired to improve customer service in the field. Approximately $2.0 million represented duplicated costs during 1995 when the Company employed its own field service organization and also paid contract fees under the EDS Service and Technology Agreement. In addition, the cost of repairs to system components increased $1.6 million due to both the cost of shipping and the increased quantity of room units and videotape players repaired. The increased number of repairs, primarily to room unit channel selectors, is partially due to the omission of on-site repairs previously performed by Company field service personnel in prior years.

     Contracted service costs increased to $29.3 million in 1995 from $21.0 million in 1994, an increase of $8.3 million or 39.5%. The remaining increases include the costs from the EDS Service and Technology Agreement, which was in effect for the last three quarters of 1994 and the entire year of 1995. The increase is due primarily to the recording of $6.0 million of operating leases for equipment previously owned by the Company and sold in a sale leaseback arrangement.

     Selling and marketing expenses decreased to $4.9 million in 1995 from $8.7 million in 1994, a decrease of $3.8 million or 43.7% due to the elimination of the marketing department during the year and reductions in activities associated with public relations and promotion of new products.

     General and administrative expenses decreased to $17.3 million in 1995 from $19.6 million in 1994, a net decrease of $2.3 million or 11.7%. Expenses in 1994 included severance costs of $2.1 million due to changes in executive management. Additionally, 1994 included increases in legal fees, outside management fees for warehouse management and shipping services provided by Certech.

     Research and development expenses decreased to $1.8 million in 1995 from $3.8 million in 1994, a decrease of $2.0 million due to various cost reductions implemented.

     Non-operating income for 1995 was $.5 million. This amount includes adjustments to certain prior obligations which were settled for less than anticipated. Non-operating income for 1994 was $1.2 million and is comprised of business interruption insurance proceeds from hurricanes in 1993 and certain non-operating payments received in-lieu of performance under purchase orders for equipment by a customer.

     Interest expense (net) decreased to $28.2 million in 1995 from $55.0 million in 1994, a decrease of $26.8 million or 48.7%. Cash interest expense decreased from $4.0 million in 1994 to $3.2 million in 1995, a decrease of $.8
million.   Non-cash interest expense decreased from $51.2 million in 1994 to
$25.0 million in 1995, a decrease of $26.2 million. These decreases in interest expense were the result of the non-accrual of interest on debt instruments subject to settlement under reorganization for the period from June 8, 1995, the date of the Chapter 11 filing, to December 31, 1995. This decrease was partially offset by an increase in interest expense due to the increased outstanding balance of the 11.65% Senior Subordinated Reset Notes during 1995 (prior to June 8, 1995) as compared to 1994.

     Reorganization items of $7.6 million ($0 in 1994) for the twelve months ended December 31, 1995 include normal bankruptcy, professional and miscellaneous charges of $1.6 million and restructure charges of $6.0 million, which includes discontinuing service to a number of unprofitable hotels and the elimination of certain positions within the Company. Of the total $6.0 million restructuring charge, $.9 million relates to the cost of deinstalling certain hotels and $1.7 million was recorded for estimated losses on the disposal of deinstalled equipment. The Company also recorded $.1 million in employee severance costs which will be incurred in the restructure process. The Company recorded an additional charge of $2.3 million which represented the write-off or abandonment of other fixed assets and $1.0 million for other costs associated with the restructure process.

     Deferred income tax benefits decreased to $1.0 million in 1995 from $28.5 million in 1994, a decrease of $27.5 million or 96.5%. The 1994 deferred tax benefit includes the tax effects related to the write-down of hotel contracts. The Company has recognized deferred tax assets only to the extent such assets can be realized through future reversals of existing taxable timing differences. As of December 31, 1995, the net operating loss carryforwards for federal income tax purposes were $328 million.

     Extraordinary item of $.9 million in 1995 represents the write-off of unamortized debt issuance costs in connection with the extinguishment of the Company's Revolving and Canadian Bank Credit Facilities.

     Net loss decreased to $74.6 million in 1995 from $254.3 million in 1994, a decrease of $179.7 million. The net loss for 1994 included a one-time charge of $196.3 million for the revaluation of hotel contracts and patent costs. See
Note 18, Part II, Item 8, "Intangible Assets". Ignoring this one time charge in 1994, 1995 net loss increased by $16.6 over the 1994 net loss.

YEAR ENDED DECEMBER 31, 1994 ("1994") COMPARED TO YEAR ENDED DECEMBER 31, 1993 ("1993")

     Total revenues decreased to $142.4 million in 1994 from $163.0 million in 1993, a decrease of $20.6million or 12.6% primarily due to the decline in pay-per-view revenues as a result of the reduction of installed hotel rooms. Of the total revenues reported in 1994, 83.9% were revenues from pay-per-view, 10.4% were from free-to-guest, 5.7% were from interactive services and other revenue sources.

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

     Free-to-guest revenues decreased to $14.8 million in 1994 from $17.9 million in 1993, a decrease of $3.1 million or 17.3%. This decrease primarily reflects negotiated price reductions in connection with certain PPV hotel contract renewals and the decline in the number of hotels with free-to-guest services.

     Other revenues decreased to $8.1 million in 1994 from $10.3 million in 1993, a decrease of $2.2 million or 21.4%. This decrease is primarily due to reduced equipment sales and a $1.0 million decrease in interactive revenues due to price reductions granted in connection with certain PPV contract renewals.

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

     Free-to-guest direct costs decreased to $11.8 million in 1994 from $12.8 million in 1993, a decrease of $1.0 million or 7.8%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 79.0% in 1994 from 71.6% in 1993. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues is a result of the lower revenues due to price reductions granted in connection with certain PPV contract renewals without a corresponding decrease in programming fees paid to suppliers.

     Other direct costs increased to $4.4 million in 1994 from $3.8 million in 1993, an increase of $.6 million or 15.8%. As a percentage of other revenues, other direct costs increased to 54.8% in 1994 from 50.2% in 1993 principally due to a $1.5 million charge for prior period licensing fees.

     Depreciation and amortization expense increased to $50.5 million in 1994 from $44.1 million in 1993, an increase of $6.4 million or 14.5%. The increase in depreciation is due to the increase in video systems capitalized during 1994 due to the installation of the new STARPATH.

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

     Operating expenses combined with contracted service costs increased to $34.2 million in 1994 from $26.3 million in 1993, a net increase of $7.9 million or 30.0%. Operating expenses for periods prior to April 1994 include costs of the Company's U.S. field service organization as well as field service operations in its foreign subsidiaries, and labor costs of repairs and maintenance of hotel system components (including TV's). Subsequent to March 1994, operating expenses are comprised of field service operations of the foreign subsidiaries and repairs and maintenance costs. The combined expenses for 1994 includes a decrease of approximately $2.2 million due to personnel transferred from operations to the Company's sales organization which costs are included in selling and marketing expenses for 1994. Approximately $5.3 million represents duplicated costs during the first quarter of 1994 when the Company employed its own field service organization and also paid contract fees under the EDS Service and Technology Agreement. The cost of repairs to system components also increased. This increase is attributable to both the cost of shipping and the increased quantity of room units and videotape players repaired. The increased number of repairs, primarily to room unit channel selectors, is partially due to the omission of on-site repairs previously performed by Company field service personnel.

     Selling and marketing expenses increased to $8.7 million in 1994 from $5.1 million in 1993, an increase of $3.6 million or 70.6%. Sales costs increased approximately $2.2 million due to transfers of personnel previously utilized in the field operations group as described above. Marketing costs increased approximately $1.2 million due to activities associated with public relations and promotion of new products.

     General and administrative expenses increased to $19.6 million in 1994 from $15.4 million in 1993, a net increase of $4.2 million or 27.3%. Expenses in 1994 included severance costs of $2.1 million due to changes in executive management. Additionally there were increases in legal fees and increases in outside management fees for warehouse management and shipping services provided by Certech. Directors' and officers' liability insurance costs and bad debt expense decreased in 1994 as compared to 1993.

     Non-operating income for 1994 was $1.2 million and is comprised of business interruption insurance proceeds from hurricanes in 1993 and certain non-operating payments received in-lieu of performance under purchase orders for equipment by a customer. Non-operating income was zero in 1993.

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

     Deferred tax benefits increased to $28.5 million in 1994 from $4.5 million in 1993, as a result of a reduction in the Company's net deferred tax liabilities. The increase in the tax benefit for 1994 as compared to 1993 primarily relates to the write-down of hotel contracts (see Note 18, Part II, Item 8, "Intangible Assets"). The Company has recognized deferred tax assets only to the extent such assets can be realized through future reversals of existing taxable temporary differences. As of December 31, 1994 the net operating loss carryforwards for federal income tax purposes were $285 million.

     Loss before extraordinary items increased to $254.3 million in 1994 from $43.1 million in 1993, an increase of $211.2 million. The net loss for 1994 includes a one-time charge of $196.3 million for the revaluation of hotel contracts and patent costs. See Note 18, Part II, Item 8 "Intangible Assets".

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and Cash Equivalents were $3.4 million and $1.3 million at December 31, 1995 and 1994, respectively. During 1995 the Company used net funds generated from operating cash flow (earnings before interest, reorganization items, taxes, extraordinary items, depreciation, amortization and exchange gain/loss) of $.9 million, net funds generated from working capital of $21.4 million (primarily due to the stay of all actions to collect prepetition indebtedness pursuant to section 362 of the Bankruptcy Code), borrowings of $5.9 million and cash on hand to repay obligations under capital leases and other debt of $6.4 million, make cash interest payments of $3.5 million, pay state and foreign income taxes of $0.1 million and make capital expenditures of $16.1 million.

     Installations of video systems in process and completed video systems were $259.3 million at December 31, 1995. Capital expenditures for 1995 were $16.1 million (excluding equipment purchased under capital leases of $6.8 million). Capital expenditures in 1995 were largely comprised of $12.2 million for the installation of Pay Per View systems, $3.1 million of capitalized interest, and $.8 million for other miscellaneous capital expenditures.

     Accounts payable was $63.1 million at December 31, 1995 ($55.0 million in prepetition accounts payable and $8.1 million in postpetition accounts payable) as compared to $48.8 million at December 31, 1994. Included in the 1995 and 1994 balances are approximately $46.0 million and $32.6 million, respectively, payable to EDS and its affiliates for equipment purchases and services in connection with the EDS Service and Technology Agreement. Other accrued liabilities were $9.1 million at December 31, 1995 as compared to $21.5 million at December 31, 1994. Included in the other accrued liabilities at December 31, 1995 was $3.6 million which represents additional amounts payable to EDS and its affiliates in connection with the EDS Service and Technology Agreement.

     The liabilities subject to settlement under reorganization was $579.6 million at December 31, 1995 and includes all material debts, payables and accrued liabilities which existed on June 8, 1995 when the Company made its Chapter 11 filing.

     EBITDA (earnings before interest, taxes, reorganization items, depreciation, amortization, write-down of hotel contracts and certain other non-cash charges) for 1995 was $.9 million as compared to 1994 EBITDA of $19.1 million. The decrease is primarily due to revenues lost, higher operating expenses, severance costs incurred in connection with management changes, increases in direct costs as a percent of revenue and the reduction in the number of installed hotel rooms with pay-per-view service. The Company expended $16.1 million in cash capital expenditures of which $12.2 million was used to refit a significant portion of the Company's installed systems with the new STARPATH technology including Digital Guest Choice. The Company anticipates cash capital expenditure requirements to be approximately $18 million in 1996.

     The Company had total liabilities of approximately $633.2 million and assets of $205.6 million at December 31, 1995. The Company's cash flow from operations in 1995 was not sufficient to satisfy its demands for cash, and the Company made up the deficiency by borrowing under its revolving line of credit. At December 31, 1995, the Company had $11.8 million available borrowing capacity under its revolving line of credit and $3.4 million in cash on hand to meet its continuing cash flow needs. The Company's cash on hand and cash flow from operations in 1996 will not be sufficient to satisfy its current demands for cash. There can be no assurance that the amount the Company can borrow under its revolving line of credit will be sufficient to meet its cash requirements for 1996.

     If the Company is unable to reach agreement with a potential bidder or bidders on a business combination, the strategy of the Company is to shrink the room base to profitable hotels, renew contracts, add new hotels only on a profitable basis and reduce the administrative structure to efficiently support the smaller, more profitable room base. There can be no assurance that the Company will have adequate capital resources to fulfill this strategy.

     If the Company cannot borrow or otherwise obtain the cash necessary to operate throughout 1996 or the Company is unable to obtain confirmation of a plan of reorganization, its creditors, equity security holders or the United States Trustee may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding.

     The Company was not in compliance with certain of its financial covenants related to the revolving line of credit with Foothill Capital Corporation, which is providing debtor-in-possession financing to the Company, on December 31, 1995. On March 22, 1996, the Company obtained a waiver from Foothill Capital Corporation for the December 31, 1995 covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios in 1996. Accordingly, in April, Foothill Capital Corporation could elect to terminate the revolving line of credit, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the revolving line of credit if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

     The Company's consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. In addition, the Company's independent public accountants included in their report on the Company's consolidated financial statements, an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern.

     As a Chapter 11 debtor, the Company may sell (subject, in certain circumstances, to Bankruptcy Court approval) or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements. In the event of a liquidation, the amounts reflected in the consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Independent Auditors' Report

     Consolidated Statements of Financial Position at December 31, 1995 and 1994

     Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraVision, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 3 to the consolidated financial statements, the Company, together with four of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on June 8, 1995. Although the Company and the subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due. In addition, as discussed in Note 7, the Company does not expect that it will be in compliance in 1996 with certain financial covenants related to its debtor-in-possession financing, which could permit its lenders to accelerate the due date of such financing. The Company's filing under Chapter 11 and its expected noncompliance with certain covenants related to its debtor-in-possession financing raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              KPMG Peat Marwick LLP
Dallas, Texas
March 1, 1996, except as to the second paragraph of Note 7, which is as of March 22, 1996

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         December 31,   December 31,
                                                             1995           1994
                                                         -------------  -------------
ASSETS

   Cash and Cash Equivalents                                $   3,438      $   1,317
   Accounts Receivable (net of allowance for doubtful
      accounts of $1,812 and $1,072 in 1995 and 1994,
      respectively)                                            16,428         20,417
   Debt Issuance Costs (net)                                    5,827          6,797
   Prepaids and Other Assets                                    8,125          8,108
   Video Systems
      In Process Video Systems                                 11,329         38,144
      Installed Video Systems                                 247,987        242,003
                                                            ---------      ---------
                                                              259,316        280,147
      Less Accumulated Depreciation and Amortization         (155,604)      (148,290)
                                                            ---------      ---------
   Total Video Systems                                        103,712        131,857

   Building and Equipment
      Building                                                  4,300          4,294
      Furniture, Fixtures and Other Equipment                   8,002          6,887
                                                            ---------      ---------
                                                               12,302         11,181
      Less Accumulated Depreciation                            (5,921)        (4,965)
                                                            ---------      ---------
   Total Building and Equipment                                 6,381          6,216

   Land                                                         2,559          2,559

   Hotel Contracts (net)                                       47,403         50,000
   Deferred Contract Concession Costs (net)                    11,749         15,551
                                                            ---------      ---------

TOTAL ASSETS                                                $ 205,622      $ 242,822
                                                            =========      =========



        See Accompanying Notes to the Consolidated Financial Statements.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                       December 31,   December 31,
                                                           1995           1994
                                                       -------------  -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Accounts Payable                                    $   8,128      $  48,807
      Accrued Liabilities
          Interest                                                -          3,413
          Compensation                                        2,112          4,495
          Other                                               9,086         21,522
      Income Taxes                                              183            290
      Deferred Income Taxes                                   5,467          6,757

      Debt
          Revolving Credit Facility                               -         12,500
          Canadian Bank Credit Facility                           -          7,350
          Foothill Revolving Credit Facility                 26,703              -
          11.5% Senior Discount Notes                             -        172,295
          11.65% Senior Subordinated Reset Notes                  -        294,768
          Capitalized Lease Obligations                       1,964         23,492
          Other Debt                                              -            158
                                                          ---------      ---------
      Total Debt                                             28,667        510,563

   Liabilities Subject to Settlement Under
      Reorganization                                        579,587              -
                                                          ---------      ---------

   Total Liabilities                                        633,230        595,847

   Contingent Value Rights Subject to Settlement
       Under Reorganization                                  20,000         20,000

   Stockholders' Deficit

      Class A Common Stock - $0.001 par value,
          authorized 6,000,000 shares, issued and
          outstanding, 4,593,526 shares at
          December 31, 1995 and 1994                              5              5
      Class B Common Stock - $0.001 par value,
          authorized 144,000,000 shares, issued and
          outstanding 19,390,379 shares at
          December 31, 1995 and 1994                             19             19
      Additional Paid in Capital                            392,185        392,185
      Retained Deficit                                     (840,289)      (765,729)
      Foreign Currency Translation Adjustment                   472            495
                                                          ---------      ---------
   Total Stockholders' Deficit                             (447,608)      (373,025)
                                                          ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 205,622      $ 242,822
                                                          =========      =========

        See Accompanying Notes to the Consolidated Financial Statements.

                   SPECTRAVISION, INC. (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 Year Ended December 31,
                                                           -----------------------------------
                                                              1995        1994         1993
                                                           ----------  -----------  ----------
Revenues                                                    $123,986    $ 142,384    $162,993
Costs and Expenses
    Direct costs                                              52,813       58,015      58,834
    Depreciation and amortization                             39,364       50,534      44,103
    Write-down of hotel contracts                                  -      196,256           -
    Technology and field service charge                            -            -       7,000
    Loss on sale of manufacturing assets and inventory             -            -         649
    Operating expenses                                        17,563       13,205      24,583
    Contracted service costs                                  29,280       21,029       1,716
    Selling and marketing expenses                             4,883        8,741       5,054
    General and administrative expenses                       17,320       19,595      15,431
    Research and development (net)                             1,769        3,814       1,585
    Exchange loss                                                247          581         833
                                                            --------    ---------    --------
    Total costs and expenses
                                                             163,239      371,770     159,788
                                                            --------    ---------    --------
Operating Income (Loss)                                      (39,253)    (229,386)      3,205

Non-operating (income)                                          (508)      (1,163)          -

Interest expense (net) (Contractual interest expense of
    $67,959 in 1995)                                          28,177       54,981      48,990
                                                            --------    ---------    --------
Loss Before Reorganization Items, Income Taxes
    and Extraordinary Item                                   (66,922)    (283,204)    (45,785)

Reorganization Items                                           7,563            -           -
                                                            --------    ---------    --------
Loss Before Income Taxes and Extraordinary Item              (74,485)    (283,204)    (45,785)

Income Taxes
    State and foreign provision (benefit)                        126         (448)      1,739
    Deferred  benefit                                           (966)     (28,472)     (4,467)
                                                            --------    ---------    --------
Total Income Tax Benefit                                        (840)     (28,920)     (2,728)
                                                            --------    ---------    --------
Loss Before Extraordinary Item                               (73,645)    (254,284)    (43,057)

Extraordinary Item - loss from debt extinguishment               915            -       2,699
                                                            --------    ---------    --------
Net Loss                                                    $(74,560)   $(254,284)   $(45,756)
                                                            ========    =========    ========
Loss Per Common Share:

    Before extraordinary item                                 $(3.07)     $(10.60)     $(2.37)

    Extraordinary item                                         (0.04)           -       (0.15)
                                                            --------    ---------    --------
    Net Loss                                                  $(3.11)     $(10.60)     $(2.52)
                                                            ========    =========    ========

        See Accompanying Notes to the Consolidated Financial Statements.

                   SPECTRAVISION, INC. (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

                                        Year Ended December 31,
                                 -------------------------------------
                                    1995         1994         1993
                                 -----------  -----------  -----------
Class A Common Stock
    Beginning balance             $       5    $       5    $       5
                                  ---------    ---------    ---------

    Ending Balance                        5            5            5
                                  ---------    ---------    ---------
Class B Common Stock
    Beginning balance                    19           19           11
    Issued in public offering             -            -            8
                                  ---------    ---------    ---------
    Ending Balance
                                         19           19           19
                                  ---------    ---------    ---------
Additional Paid in Capital
    Beginning balance               392,185      392,185      314,544
    Issued in public offering             -            -       77,641
                                  ---------    ---------    ---------
    Ending Balance
                                    392,185      392,185      392,185
                                  ---------    ---------    ---------
Retained Deficit
    Beginning balance              (765,729)    (511,445)    (465,689)
    Net loss                        (74,560)    (254,284)     (45,756)
                                  ---------    ---------    ---------
    Ending Balance
                                   (840,289)    (765,729)    (511,445)
                                  ---------    ---------    ---------
Translation Adjustment
    Beginning balance                   495          622          206
    Translation adjustment              (23)        (127)         416
                                  ---------    ---------    ---------
    Ending balance
                                        472          495          622
                                  ---------    ---------    ---------
Total Stockholder's Deficit       $(447,608)   $(373,025)   $(118,614)
                                  =========    =========    =========



        See Accompanying Notes to the Consolidated Financial Statements.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                    Year Ended December 31,
                                                              -----------------------------------
                                                                 1995        1994         1993
                                                              ----------  -----------  ----------
Operating activities
    Net loss                                                   $(74,560)   $(254,284)   $(45,756)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
      Depreciation and amortization                              39,364       50,534      44,103
      Loss on sale of manufacturing assets and inventory              -            -         649
      Payment of 1992 Restructuring costs                             -            -      (9,236)
      Other non-cash items:
         Write-down of hotel contracts                                -      196,256           -
         Technology and field service charge                          -            -       7,000
         Deferred income tax benefit                               (966)     (28,472)     (4,467)
         Extraordinary loss from debt extinguishment                915            -       2,699
         Conversion of non-cash interest to
             secondary notes                                     18,494       33,973           -
         Accretion of discount on senior notes                    8,609       18,240       4,074
         Amortization and write-off of debt issuance costs        1,148        1,261       1,055
         Loss on disposal of assets                               1,344            -           -
         Exchange loss                                              247          581         833
         Other items (net)                                         (777)        (948)         86
    Increase (decrease) in:
       Accounts payable                                          30,367       27,463       1,377
       Accrued interest                                          (1,004)         816      (1,248)
       Other accrued liabilities                                 (9,383)      (2,138)      2,374
       Income taxes payable                                        (107)        (370)       (124)
    Decrease (increase) in:
       Accounts receivable                                        3,989       (2,504)        559
       Prepaids and other assets                                  1,024       (4,243)      2,282
                                                               --------    ---------    --------
Total adjustments                                                93,264      290,449      52,016
                                                               --------    ---------    --------
Net cash provided by operating activities                      $ 18,704    $  36,165    $  6,260
                                                               ========    =========    ========




        See Accompanying Notes to the Consolidated Financial Statements.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                               Year Ended December 31,
                                                          ----------------------------------
                                                             1995        1994        1993
                                                          ----------  ----------  ----------
Investing Activities:
    Proceeds from sale of manufacturing assets
         and inventory                                     $      -    $      -   $   5,201
    Decrease (increase) in raw materials                          -           -        (313)
    Cost of in-process systems, deferred contract
         concession costs and capital expenditures          (16,131)    (57,362)    (36,097)
                                                           --------    --------   ---------
Net cash used in investing activities
                                                           $(16,131)   $(57,362)  $ (31,209)
                                                           --------    --------   ---------
Financing Activities:
    Borrowings under Revolving Credit Facility             $  7,396    $ 12,500   $       -
    Borrowings under Supplemental Bank Credit Facility            -           -      23,000
    Repayment of Supplemental Bank Credit Facility                -           -     (31,000)
    Repayment of Bank Credit Facility                             -           -    (180,120)
    Repayment of other debt and capitalized leases           (6,366)     (4,187)     (1,432)
    Borrowing under Foothill Revolving Credit Facility       88,618           -           -
    Repayment of Foothill Revolving Credit Facility         (61,915)          -           -
    Repayment of Revolving Credit Facility                  (20,811)          -           -
    Repayment of Canadian Bank Credit Facility               (7,350)          -           -
    Issuance of class B common stock                              -           -      84,150
    Stock issuance costs                                          -           -      (6,501)
    Issuance of senior discount notes                             -           -     149,981
    Payment of debt issuance costs                                -           -      (8,417)
                                                           --------    --------   ---------

Net cash provided by financing activities                  $   (428)   $  8,313   $  29,661
                                                           --------    --------   ---------
Effect of exchange rate changes on cash                         (24)        (84)        (20)
                                                           --------    --------   ---------
Net Increase (Decrease) in cash and cash equivalents          2,121     (12,968)      4,692

Cash and cash equivalents at beginning of period              1,317      14,285       9,593
                                                           --------    --------   ---------
Cash and cash equivalents at end of period                 $  3,438    $  1,317   $  14,285
                                                           ========    ========   =========




        See Accompanying Notes to the Consolidated Financial Statements.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     SpectraVision, Inc., (the "Company" or "SpectraVision"), previously known as SPI Holding, Inc., is a leading provider of in-room entertainment services to the lodging industry and conducts all operations through Spectradyne, Inc., and Spectradyne's wholly-owned foreign subsidiaries. Founded in 1971, the Company originally developed and patented a system, known as "SpectraVision," which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

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

     On October 5, 1993 the Company issued 7,650,000 shares (including 650,000 shares exercised under an over-allotment option) of its Class B Common Stock and $209.5 million aggregate principal amount of 11.5% Senior Discount Notes, due 2001 (the "Senior Notes") through a public offering, (the debt and equity offerings referred to herein as the "1993 Offerings") resulting in net proceeds to the Company of $223.8 million. The net proceeds from the 1993 Offerings were used to refinance an aggregate principal amount of $182.6 million of outstanding obligations under the Company's previous senior bank loan (the "Bank Credit Facility") and previous revolving credit loan (the "Supplemental Credit Facility") and were used for general corporate purposes, including funding capital expenditures required for the implementation of the EDS Service and Technology Agreement and the Company's expansion plans. See Note 4, "EDS Service and Technology Agreement". In connection with the common stock offering, the underwriters exercised an over-allotment option and purchased 400,000 shares of Class B Common Stock from Rainbow upon Rainbow's conversion of 400,000 shares of Class A Common Stock. The Company did not receive any of the proceeds from the shares sold by Rainbow.

     In early 1995, the Company determined that a financial restructuring would be required to ensure the Company's long-term survival. The Company conducted restructuring negotiations with representatives of its secured and unsecured creditors during April and May 1995, working toward the development of an overall restructuring plan. In June 1995, the Company concluded that a filing under Chapter 11 of the United Bankruptcy Code ("Chapter 11") should be made in order to preserve the value of its assets and to ensure that the business had sufficient cash resources to continue operations while it completed the financial restructuring process.

     On June 8, 1995 (the "Petition Date"), SpectraVision, Inc., together with SPI Newco, Inc., Spectradyne, Inc., Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, a single unsecured creditors' committee (the "Creditors' Committee") was appointed by the U.S. Trustee for the District of Delaware

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

pursuant to Section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization. See
Note 3,  "Bankruptcy".

     Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision, Inc. and its subsidiaries, including SPI Newco, Inc., its direct subsidiary, and Spectradyne, Inc., the direct subsidiary of SPI Newco, Inc., as well as, Spectradyne's foreign operating subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Business and consolidation. The Company owns and operates pay-per-view movie systems and provides satellite delivered free-to-guest sports, news and entertainment to the hotel industry. The Company has operating subsidiaries in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand and Australia. The consolidated financial statements include the accounts of SpectraVision and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Cash Flows. For purposes of the Statements of Cash Flows, the Company considers all certificates of deposit and debt instruments with original maturities of three months or less to be cash equivalents.

     Video systems, building and equipment. Video systems, building and equipment are stated at cost. Capital leases are recorded at the inception of the lease at the lower of the discounted present value of future minimum lease payments or the fair value of the property. Installed video systems include $44.0 million and $28.2 million of equipment, primarily televisions, under capital leases at December 31, 1995 and 1994, respectively. Accumulated amortization of such leased equipment was $12.6 million and $4.5 million (ranging from 4 to 5 years) at December 31, 1995 and 1994, respectively. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, is computed by the straight-line method over the lesser of the estimated useful lives of the assets or the initial terms of the leases. Depreciation and amortization expense related to video systems, building and equipment, was $32.3 million for 1995, $36.0 million for 1994 and $31.2 million for 1993. Prior to installation, in-process video systems are stated at cost, and depreciation of video systems begins when the system is installed and activated. The Company capitalized interest related to the installation of video systems and related equipment of $3.0 million and $2.9 million for the years ended December 31, 1995 and 1994, respectively.

     Intangible assets. In connection with the 1989 Acquisition, hotel contracts were recorded at fair value and amortized on a straight-line basis over 25 years. Accumulated amortization related to the hotel contracts was $2.6 million and zero at December 31, 1995 and 1994, respectively. As of December 31, 1995, the Company has separately classified certain contract costs related primarily to the purchase of televisions as deferred contract concession costs. Such costs are amortized on a straight-line basis over the anticipated period of benefit, which is generally five to seven years. As of December 31, 1994, such contract costs were included in Video Systems and have been reclassified to conform to the current year presentation. Accumulated amortization related to deferred contract concession costs was $2.6 million and $1.2 million at December
31, 1995 and 1994, respectively.   Amortization expense related to hotel
contracts and deferred contract concession costs was $7.1 million for 1995, $13.7 million for 1994 and $12.5 million for 1993. The Company routinely assesses the propriety of the carrying amount of hotel contracts and deferred contract concession costs through a future cash flows method as well as the amortization periods to determine whether circumstances warrant adjustments to the carrying amounts or estimated useful lives. At December 31, 1994 the carrying amount of hotel contracts was decreased. See Note 18, "Intangible Assets". The assessment of the recoverability of intangible assets will be adversely impacted if estimated future operating cash flows are not achieved.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Maintenance and repairs. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in results of operations.

     Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Foreign currency translation. For translation of its international currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies. Assets and liabilities of the international subsidiaries are translated at the rate of exchange in effect at period end. Results of operations are translated at the approximate rate of exchange in effect during the period. The translation adjustment is shown as a separate component of stockholders' deficit. The US dollar denominated balances of the international subsidiaries are restated at the rate of exchange at year end and any resulting gains or losses, other than gains/losses on intercompany balances, are included in the results of operations.

     Fair value of financial instruments. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994. Cash and cash equivalents, accounts receivable and accounts payable (post-petition) have been excluded since the carrying amounts reported in the accompanying consolidated statements of financial position approximate fair values.

                                                   At December 31, 1995  At December 31, 1994
                                                   --------------------  --------------------
                                                    Carrying     Fair     Carrying     Fair
                                                     Amount     Value      Amount     Value
                                                   ----------  --------  ----------  --------
Financial liabilities:
    Revolving Credit Facility (Note 7)               $     -    $   -      $ 12,500   $12,500
    Canadian Bank Credit Facility (Note 7)           $    -     $   -      $  7,350   $ 7,350
    Senior Discount Notes (Note 7)                   $180,904       N/A    $172,295   $75,800
    Senior Subordinated Reset Notes (Note 7)         $313,262       N/A    $294,768   $29,500
    Contingent Value Rights (Note 10)                $ 20,000       N/A    $ 20,000   $   800
    Foothill Revolving Credit Facility (Note 7)      $ 26,703   $26,703    $  -       $  -

   The fair value of the Foothill Revolving Credit Facility at December 31, 1995 approximated the carrying amount as the facility bears interest at a current market rate. Due to the extenuating circumstances involving the Senior Discount Notes, Senior Subordinated Reset Notes, the Contingent Value Rights, other pre-petition liabilities as a result of the Chapter 11 filings and the anticipated reorganization, it is not practicable to estimate the fair value of these debts as of December 31, 1995.

   The fair value of the Revolving Credit Facility and the Canadian Credit Facility at December 31, 1994 approximated the carrying amount because the facilities bore interest at current market rates. The fair value of the Senior Discount Notes and Reset Notes at December 31, 1994 was estimated using market transaction information. The fair value of the Contingent Value Rights at December 31, 1994 was based upon quoted market prices.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   New Accounting Standards. The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which will become effective for fiscal years beginning in 1996. The effect of this Statement, if implemented currently, would not be material to the Company's financial statements.

   Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

NOTE 3 - BANKRUPTCY

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

   On the Petition Date, SpectraVision, Inc., together with SPI Newco, Inc., Spectradyne, Inc., Spectradyne International, Inc., and Kalevision Systems, Inc.
- USA, filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, the Creditors' Committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

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

   In March 1996, the Company employed Salomon Brothers Inc. as investment bankers and financial advisors. The agreement with Salomon Brothers Inc. calls for a monthly advisory fee and an additional fee ("Transaction Fee") upon the consummation of a transaction resulting in the sale of the Company. The Transaction Fee will be a percentage of the total purchase price.

   The Company has been actively pursuing several avenues of restructuring its financial position to achieve the maximum return for all parties involved. In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy. The Company received five bids and intends to select one or more such proposals and, with the Bankruptcy Court's approval, emerge from bankruptcy in 1996. However, there can be no assurance that any agreement for a business combination will be reached or that any agreement will be approved by the creditors or the Bankruptcy Court.

   The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and liquidation of liabilities is subject to significant uncertainty. In addition, the Company's independent public accountants included in their report on the Company's consolidated financial statements, an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern.

   As a Chapter 11 debtor, the Company may sell (subject, in certain circumstances, to Bankruptcy Court approval) or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might result as a consequence of actions taken pursuant to a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors, equity security holders or the United States Trustee may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements. In the event of a liquidation, the amounts reflected in the consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

   Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be impaired, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at December 31, 1995 (dollars in thousands):

    Debt Instruments:
        11.5% Senior Discount Notes due 2000                               $180,904
        11.65% Senior Subordinated Reset Notes due 2001                     313,262
                                                                           --------
        Total debt instruments                                              494,166
    Accrued Expenses:
         Interest                                                             2,411
         Liabilities                                                          4,549
         Compensation                                                           885
                                                                           --------
                                                                              7,845
    Capital lease obligations                                                22,587
    Accounts payable                                                         10,918
    EDS & EDS affiliated (Note 4)                                            49,071
                                                                           --------
       Total liabilities subject to settlement under reorganization        $579,587
                                                                           ========
    Contingent Value Rights subject to settlement under reorganization     $ 20,000
                                                                           ========

   Pursuant to SOP 90-7, the Company has discontinued, effective June 8, 1995, the accrual of interest on pre-petition debt that is unsecured or estimated to be undersecured.

   In September 1995, in connection with the Company's bankruptcy, management approved a company restructuring that it believes is required to maintain the viability of the business. This restructure will result in, among other things, discontinuing service to a number of unprofitable hotels with monthly revenues of approximately $256,000 and $289,000 for 1995 and 1994, respectively, and will further result in the elimination of certain positions within the Company. It is currently anticipated such actions will be completed in 1996. As a result, the Company recorded a restructure charge of $6.0 million in 1995. Of this total, $.9 million relates to the cost of deinstalling certain hotels and $1.7 million was recorded for estimated losses on the disposal of deinstalled equipment. The Company also recorded $.1 million in employee severance costs which will be incurred in the

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

restructure process. The Company recorded an additional charge of $2.3 million which represents the write-off or abandonment of other fixed assets and $1.0 million for other costs associated with the restructure process.

   Total bankruptcy reorganization items of $7.6 million for the twelve months ended December 31, 1995 include normal bankruptcy, professional and miscellaneous charges of $1.6 million and the restructure charges discussed above.

   In addition, as a result of a review during the third quarter of 1995, the Company recorded several adjustments to reflect the impact of certain changes in estimates that are not related to operations in 1995. These changes in estimates totalled $2.6 million. Such adjustments related primarily to revisions in the Company's prior estimates of amounts due Electronic Data Systems Corporation ("EDS") and chargebacks to EDS under the EDS Services and Technology Agreement of $1.7 million and a $.9 million reduction for ASCAP fees. The $1.7 million included additional provisions for doubtful accounts of $.2 million, a reserve of $.8 million of obsolete inventory held by a third party and an increase related to certain liabilities of $.7 million. The $.7 million in increased liabilities included $.4 million for prior years' employee related sick pay liability and other miscellaneous adjustments of $.3 million.

   The total effect of the bankruptcy reorganization items and changes in estimates was to increase net loss for the twelve months ended December 31, 1995 by approximately $10.2 million or $.43 per common share.

NOTE 4 - EDS SERVICE AND TECHNOLOGY AGREEMENT

   On July 28, 1993, the Company entered into a ten year exclusive agreement with EDS to install the first digital video system in the hotel PPV industry. Under this agreement, EDS and the Company began installing a Compressed Digital Video ("CDV") satellite movie transmission system, STARPATH, throughout most of the Company's current and future U.S. hotel sites. STARPATH replaces the Company's existing analog technology, which relies exclusively on videotape players located at each hotel or studio location and which technology has been used since the Company's inception in 1971. EDS and the Company have also installed a new digital video on-demand movie system utilizing video file servers, "Digital Guest Choice" in select hotels. Also, included in the STARPATH technology is the Company's development of a UNIX based integrated computer system ("SPEXIS") which is installed in conjunction with the Company's PPV systems and will enable the Company to provide enhanced interactive services. In connection with the installation of the STARPATH system, EDS and the Company entered into a contract for EDS to perform all of the field service functions beginning in April 1994. The transition of the Company's field service to EDS involved numerous difficulties for field service personnel in maintaining the normal level of repairs and maintenance of existing PPV rooms concurrent with rapid installation of the CDV sites.

   The Company pays EDS (i) a fixed fee for network services which includes satellite uplink, customer assistance service and management information services; (ii) a fixed fee (which fee increases and decreases as the number of the Company's hotels served increases and decreases) for field services and maintenance of the Company's hotel systems; and (iii) a fixed monthly fee for transponder access, time and related services for transmission of movies. On February 1, 1996, the Bankruptcy Court approved a modification to the EDS Service and Technology Agreement whereby the field service and the MIS services operations would transition back to the Company. In addition, this modification continues certain other lease agreements and allows for the deferral of certain payments to EDS. Assuming a fixed number of hotels served of 1,750 sites, the contracted service fees for the modified service agreement would be approximately $22.0 million, $17.6 million, and $9.9 million for the years ended December 31, 1996, 1997, 1998, respectively, and $39.2 million thereafter through September 30, 2003. The Company also has committed to purchase certain system components, such as personal computers, integrated receiver/decoders ("IRDs") and antennae from EDS or its affiliate in connection with deployment of the CDV Satellite Network and digital file servers in connection with Digital Guest Choice. The Company has purchased components of this type from EDS, in the amount of approximately $3.4 million, $22.6 million, and $2.5 million for the years ended 1995, 1994 and 1993, respectively.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   At December 31, 1994 the Company had amounts payable to EDS for equipment purchased during 1994 in connection with the technology change, primarily IRDs, antenna and Digital Guest Choice file servers in the amount of $16.0 million.
On January 1, 1995 the Company entered into a special provisions agreement (the "Special Provisions Agreement") with regards to $16 million of outstanding payables for purchases of components ("EDS Equipment Lease") and $24.6 million due for services rendered under the EDS Service and Technology Agreement ("EDS Services Note"). The EDS Services Note accrued interest at 11.5% per annum with payment due in full on or before August 31, 1995. Additionally, the Company was required to make minimum payments of $500,000 for each of January, February and March 1995 for current (1995) service fees. To the extent these current fees exceeded the payments made during this period, the excess was due and payable on August 31, 1995. Notwithstanding the above, 10% of the proceeds from the sale of any of the Company's significant assets, as defined, must be applied to the EDS Services Note. As a result of the Company's Chapter 11 filing, payment of the EDS Services Notes has been stayed and such amount has been classified as a pre-petition liability. As a result of the EDS Equipment Lease, $16.0 million of system components classified in video systems at December 31, 1994, have been accounted for as an operating lease effective January 1, 1995.

   As a result of the changes in technology and field service operations, the Company accrued charges in the amount of $6.8 million in its results of operations for the year ended December 31, 1993 for the write-off of obsolete equipment (primarily videotape players and obsolete microprocessing equipment), and personnel related costs associated with the transition of the Company's field service operations. Approximately $3.9 million were non-cash charges attributable to the write-down of obsolete equipment and $2.9 million was due to costs of severance and incentives to field operation personnel and costs related to the closing of field service offices. Upon execution of the EDS Service and Technology Agreement, the Company's management determined the impact on operations including obsolete equipment and personnel reductions and accordingly recorded the estimation of these costs in the results of operations for 1993. The cash charges were paid during 1994.

NOTE 5 - STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

                                                                 Year Ended December 31,
                                                               ----------------------------
                                                                   1995      1994      1993
                                                                -------   -------   -------
                                                                  (Dollars in thousands)
Cash Interest Paid                                              $ 3,513   $ 3,643   $43,854
State and foreign income taxes paid                             $   126   $   612   $ 2,191
Non-cash investing and financing activities
    Capital lease obligation incurred on lease of equipment     $ 6,757   $13,484   $12,915
    EDS Equipment Lease (Note 4)                                $16,000   $16,000   $  -

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - LOSS PER COMMON SHARE

          The loss per common share is calculated on the weighted average number of common shares outstanding for the period. Common stock warrants and stock options are not included in the computation as their effect is anti-dilutive. See Note 11, Part II, Item 8, "Stockholders' Deficit". The weighted average number of common shares outstanding for each period are as follows (dollars in thousands):

                                  Average Shares
                                  --------------
                    1995            23,983,905
                    1994            23,983,905
                    1993            18,178,289

NOTE 7 - DEBT

     Foothill Revolving Facility: On June 9, 1995, Spectradyne entered into a loan and security agreement with Foothill Capital Corporation to provide debtor-in-possession financing (the "Foothill Loan"). The Foothill Loan allows for revolving advances up to a maximum amount of $40 million and bears interest payable monthly at prime plus 1.75% with a floor of 8.5%. Proceeds from initial advances under the Foothill Loan were used to repay outstanding balances and accrued interest under the Company's revolving credit facility and the Canadian Bank Credit Facility (referred to herein as the "Old Credit Facilities"). The Foothill Loan matures June 15, 1997. At December 31, 1995 there was $26.7 million outstanding under the Foothill Loan.

     The Foothill Loan is secured by all of the assets of Spectradyne and certain subsidiaries, all of the outstanding stock of the Company's subsidiaries and the guarantees of SpectraVision and certain subsidiaries. The Foothill Loan contains various and customary financial and operating covenants including limitations on additional indebtedness and limitations on capital expenditures. At December 31, 1995 the Company was not in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratio requirements. On March 22, 1996, the Company obtained a waiver from Foothill Capital Corporation for the December 31, 1995 covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios in 1996. Accordingly, in April 1996, Foothill Capital Corporation could elect to terminate the revolving line of credit, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the revolving line of credit if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

     Revolving Credit Facility: Concurrent with the 1993 Offerings, the Company obtained a revolving credit facility with borrowing availability of $20 million with two financial institutions (the "Revolving Credit Facility"). The Revolving Credit Facility includes a letter of credit sub-facility of up to $10 million including a letter of credit in the amount of $7.5 million (the "Standby Letter of Credit") supporting the Canadian Bank Credit Facility, described below. The Revolving Credit Facility matured on October 5, 1997. All outstanding loans bore interest at the Company's option at either (i) the highest of prime rate plus 1.25%, CD rate plus 2.25% and federal funds rate plus 1.75% or (ii) Eurodollar rate plus 3.75%. Interest on loans bearing interest at the rate set forth in clause (i) above were payable quarterly in arrears and interest on Eurodollar loans were payable at the earliest of either three months or the end of the applicable interest period. At December 31, 1994 there was $12.5 million outstanding under the Revolving Credit Facility at 10.75%.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Revolving Credit Facility was secured by a pledge of the outstanding stock of Spectradyne and SPI Newco and assets of the Company and all of its direct and indirect subsidiaries. The Revolving Credit Facility was senior to the Reset Notes and CVRs and pari passu in right of payment with the Senior Notes.

     The Revolving Credit Facility contained various customary covenants including the maintenance of certain financial ratios, limitation on capital expenditures and capital leases, limitations on dividends or distributions on equity and other junior securities of the Company and prohibited the Company from making any cash payments with respect to the CVRs.

     Outstanding borrowings under the Revolving Credit Facility were repaid in June 1995 with initial proceeds from the Foothill Loan.

     Canadian Bank Credit Facility. The Canadian Bank Credit Facility provided borrowings up to US$7.35 million. The loan allowed for Eurodollar Rate loans, as selected by the Company, in denominations of not less than $1 million for a period of not less than one month and not more than five years. The loans bore interest at the Eurodollar rate plus .75%, payable as the Eurodollar loans matured or quarterly, whichever occurred earlier. At December 31, 1994, the Company had $7.35 million in Eurodollar loans at 6.75%. The loan was secured by the $7.5 million Standby Letter of Credit provided by the Revolving Credit Facility. In May 1995, the outstanding balance and accrued interest were repaid.

     Senior Discount Notes. At October 5, 1993 the Senior Notes were issued at a substantial discount from their $209.5 million principal amount generating gross proceeds to the Company of $150.0 million. The Senior Notes mature October 1, 2001 and accrue interest at 11.5% commencing on October 1, 1996 and are payable semi-annually on April 1 and October 1, beginning April 1, 1997.

     On or after October 1, 1997, the Company, at its option, may redeem the Senior Notes in whole or in part at the following redemption prices (expressed as a percentage of principal amount) together with accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning October 1 of the years indicated below:

                                   Redemption
                 Year                 Price
                ----              -----------
                 1997               104.929%
                 1998               103.286%
                 1999               101.643%
                 2000               100.000%

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

     In accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7), the accruing of interest on the Senior Notes was suspended on June 8,

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1995 when the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act. The unrecorded accrued interest since June 8, 1995 is $12.2 million.

     Other Debt.   Other debt consists of a series of collateralized bank loans and other installment debt with fixed and variable interest rates to be repaid in monthly installments of principal and interest over a period ending September 1997.

     Senior Subordinated Reset Notes.   The Reset Notes, issued in November
1992, initially carried an interest rate of 11.50% per annum payable semi-annually in cash on June 1 and December 1. On November 23, 1993 (the "Reset Date"), the interest rate was reset, in accordance with the Reset Note indenture, to an interest rate determined to cause the market value of the Reset Notes to equal 101.7% of the principal amount. On the Reset Date, the interest rate was reset to 11.65% per annum.

     In accordance with the Reset Note indenture, the Company elected to pay interest on the Reset Notes on June 1, 1994, December 1, 1994 and June 1, 1995 through the issuance of additional Reset Notes in the amount of $34.0 million in 1994 and $18.5 million in 1995 (the "PIK Option"). The annual interest rate on the Reset Notes for the interest period for which such option was exercised was increased to 12.65%. On December 1, 1995 and each interest payment thereafter, the Reset Note indenture requires interest to be paid in cash.

     In accordance with SOP 90-7, the accruing of interest on the Reset Notes was suspended on June 8, 1995 when the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act. The unrecorded accrued interest since June 8, 1995 is $21.3 million.

     The Reset Notes are redeemable at the following redemption prices (expressed as percentages of principal amount) plus accrued interest to the redemption date, if redeemed during the 12-month period beginning December 1 of the years indicated below:

                                     Redemption
                   Year                 Price
                   ----              -----------
                   1997                105.00%
                   1998                103.75%
                   1999                102.50%
                   2000                101.00%
                   2001                100.00%

     The Reset Notes contain certain covenants which, among other things, (a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Reset Notes at the option of the holder upon a change of control, (c) limit additional indebtedness and (d) limit transactions with certain affiliates. The Reset Notes are senior in right of payment to the CVRs and junior in right of payment to the Revolving Credit Facility, the Canadian Bank Credit Facility and the Senior Notes. The Reset Notes are secured on a subordinated basis, by a pledge of the capital stock of both Spectradyne and SPI Newco and subordinated guarantees of Spectradyne and SPI Newco.

     Interest Rate Protection Agreement. The Company entered into an interest rate protection agreement with Wells Fargo Bank on June 30, 1993, the lender under the Bank Credit Facility, for a period of one year on a principal amount up to the lesser of $75 million or 50% of the outstanding balance under the Bank Credit Facility. Under the terms of the agreement, the Company would have received compensation when the 90 day LIBOR (London Interbank Offered Rate) exceeded 6.00% (ceiling) and the Company paid compensation when LIBOR is less than 3.31% (floor). Compensation paid or received was recognized as interest rates deviate beyond the stated rates. The Interest Rate Protection Agreement expired June 30, 1994. For the twelve months ended December 31,

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1994 and 1993, additional interest expense under this agreement and a previous similar agreement was $23,000, and $1.7 million, respectively. The Company currently has no financial derivatives.

     In connection with the Foothill Loan in 1995, a portion of the proceeds was used to extinguish the Revolving Credit Facility originally due in 1997. The unamortized debt issuance cost of $.9 million was expensed resulting in an extraordinary loss on extinguishment of debt. In connection with the 1993 Offerings, a portion of the proceeds was used to extinguish the Bank Credit Facility and Supplemental Credit Facility originally due in 1998. The unamortized debt issuance cost of $2.7 million was expensed resulting in an extraordinary loss on extinguishment of debt.

     The following table indicates future maturities of all debt, excluding liabilities subject to settlement under reorganization and minimum annual rentals under capital lease obligations:

                  1996          $       -
                  1997             26,703
                  1998                  -
                  1999                  -
                  2000                  -
            After 2000                  -
                                  -------
                                  $26,703
                                  =======

NOTE 8 - INCOME TAXES

     The income tax benefit attributable to continuing operations for the years ended December 31, 1995, 1994 and 1993 consists of the following (in thousands):

                                   Year Ended December 31,
                                ------------------------------
                                 1995       1994       1993
                                -------  ----------  ---------
         CURRENT:
         --------                $   -    $      -    $     -
             U.S. Federal           41        (812)     1,275
             State and local        85         364        464
             Foreign             -----    --------    -------
                                 $ 126    $   (448)   $ 1,739
                                 =====    ========    =======
         DEFERRED:
         ---------               $(693)   $(18,519)   $(3,325)
             U.S. Federal         (273)     (9,946)    (1,044)
             State and local         -          (7)       (98)
             Foreign             -----    --------    -------
                                 $(966)   $(28,472)   $(4,467)
                                 =====    ========    =======

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Income tax benefit for the years ended December 31, 1995, 1994, and 1993 differed from the amount computed by applying the U.S. Federal income tax rate of 35 percent in 1995, 1994 and 1993 to the loss before income taxes and extraordinary item as a result of the following (in thousands):

                                                                 Year Ended December 31,
                                                            ----------------------------------
                                                               1995        1994        1993
                                                            ----------  ----------  ----------
Computed "expected" tax benefit                              $(26,070)   $(99,122)   $(16,025)
Change in income tax benefit resulting from:                        -           -           -
    State income taxes                                           (341)     (6,993)        150
    Current year loss for which no benefit is recognized       25,737      76,963      10,112
    Other, net                                                   (166)        232       3,035
                                                             --------    --------    --------
                                                             $   (840)   $(28,920)   $ (2,728)
                                                             ========    ========    ========

     At December 31, 1995 and 1994 the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                             1995        1994
                                                          ----------  ----------
Deferred tax assets:
    Net operating loss carryforwards                      $ 114,836   $  99,764
    Tax benefit of deferred state taxes                         865       1,063
    Original issue discount                                  33,485      25,034
    Other                                                     9,454       9,226
                                                          ---------   ---------
    Total gross deferred tax assets                         158,640     135,087
       Less valuation allowance                            (139,432)   (113,375)
                                                          ---------   ---------
       Net deferred tax assets                               19,208      21,712
                                                          ---------   ---------
Deferred tax liabilities:
    Intangible assets, principally due to differences
       in basis                                              18,961      20,000
    Video systems and fixed assets, principally due to
       differences in depreciation                            3,222       6,569
    Other                                                     2,492       1,900
                                                          ---------   ---------
    Total gross deferred tax liabilities                     24,675      28,469
                                                          ---------   ---------
    Net deferred tax liability
                                                          $   5,467   $   6,757
                                                          =========   =========

     At January 1, 1995 the valuation allowance for deferred tax assets was $113.4 million. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 were increases of $26.1 million and $75.1 million, respectively. The Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences. At December 31, 1995, subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be reported in the consolidated statement of operations.

     At December 31, 1995, SpectraVision had an unused net operating loss ("NOL") carryforward for federal income tax purposes of $328 million which will expire in years 2002 through 2010. However, because the consummation of the 1992 Restructuring triggered an ownership change of the Company on November 23, 1992 (the "Effective Date"), the Company's pre-ownership change NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has applied
Section 382(l)(6) of the Code which will limit the Company's use of its pre-ownership change NOLs (approximately

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE 9 - STOCK OPTIONS

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

     All outstanding options for 3,060 shares under the 1988 stock option plan became fully vested upon the change of control of the Company as a result of the 1989 Acquisition on April 12, 1989. Pursuant to the terms of the purchase agreement dated April 12, 1989, DP purchased options with respect to 3,010 shares from several employees of the Company in 1989, for a price of $402.70 per option. Options were granted at an exercise price of $37.30, (restated for the effects of the 1-for-20 reverse stock splits on September 13, 1991 and June 30,
1992) which was the fair market value of the Company's common stock on the date of grant. The options for 3,010 shares of Class B Common Stock held by DP were transferred to Rainbow on December 20, 1990, and are outstanding and unexercised at December 31, 1995.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table summarizes transactions under the Company's 1988 and 1994 stock option plans:

                                    Shares Under   Exercise Price
                                       Option        Per Option
                                    -------------  ---------------
Outstanding at December 31, 1992           3,010   $         37.30
    Granted                                    -                 -
    Exercised                                  -                 -
    Canceled                                   -                 -
                                        --------
Outstanding at December 31, 1993           3,010   $         37.30
    Granted                              819,756   $7.875 - $0.375
    Exercised                                  -                 -
    Canceled                            (151,100)  $         7.875
                                        --------
Outstanding at December 31, 1994         671,666   $37.30 - $0.375
    Granted                                    -                 -
    Exercised                                  -                 -
    Canceled                                   -                 -
                                        --------
Outstanding at December 31, 1995         671,666   $37.50 - $0.375
                                        ========
Exercisable at December 31, 1995
                                         671,666   $37.30 - $0.375
                                        ========

NOTE 10 - CONTINGENT VALUE RIGHTS

     In November 1992, the Company issued 3,269,544 CVRs. Holders of the CVRs were entitled to a payment (the "Mandatory Redemption Payment") on November 23, 1995 (the "Mandatory Redemption Date"). For each CVR, the holder was to have received a payment equal to the lesser of $6.12 (the "Ceiling Price") or the amount, if any, by which $30.59 (the "Target Price") exceeded the current market value per share of Class B Common Stock, subject to certain adjustments. The Mandatory Redemption Payment was to be made in cash, except where agreements under senior obligation of the Company prohibited cash payments. The Company has recorded the maximum obligations as temporary equity. These payments have been stayed as a result of the Chapter 11 filings.

NOTE 11 - STOCKHOLDERS' DEFICIT

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

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The indentures governing the Reset Notes, the Senior Notes and the Foothill Loan limit payment of cash dividends on both Class A and Class B Common Stock.

The following table shows capital stock transactions in share amounts during 1995, 1994 and 1993:

--------------------------------------------------------------------------
        CLASS A COMMON STOCK              1995        1994         1993
--------------------------------------------------------------------------
Beginning of the year                   4,593,526   4,745,526    5,145,526
Converted to Class B Common Stock               -    (152,000)    (400,000)
End of the year                         4,593,526   4,593,526    4,745,526
--------------------------------------------------------------------------
CLASS B COMMON STOCK                         1995        1994         1993
--------------------------------------------------------------------------
Beginning of the year                  19,390,379  19,238,379   11,188,379
Issued in 1993 Offering                         -           -    7,650,000
Converted from Class A Common Stock             -     152,000      400,000
End of the year                        19,390,379  19,390,379   19,238,379
==========================================================================

     Warrants. A total of 4,322,260 warrants were issued to former holders of Spectradyne Common Stock who affirmatively elected to receive such warrants in lieu of cash at the 1987 Acquisition. The warrants became exercisable on October 8, 1992 and expire on October 8, 1997. Due to the 1-for-20 reverse stock splits on September 13, 1991 and June 30, 1992, the tender of 400 warrants at a stated exercise price of $0.13 per warrant or an aggregate exercise price of $52.00 are required to purchase one share of Class B Common Stock. At December 31, 1995 there were 4,322,260 warrants outstanding.

NOTE 12 - COMMITMENTS

     Capital and Operating Leases: SpectraVision leases certain office space and equipment used in operations under operating lease agreements. The Company finances certain equipment used in its PPV systems, primarily televisions and video racks, under capital leases. Rental expense for operating leases totaled $7.0 million, $5.1 million, and $4.0 million in 1995, 1994 and 1993, respectively. Future minimum annual rentals under lease arrangements are as follows (in thousands):

                                       Capital Leases  Operating Leases
                                       --------------  ----------------
         1996                             $ 9,148             $7,557
         1997                               7,190              7,083
         1998                               7,383                828
         1999                               4,455                270
         2000                                 911                133
         Thereafter                             -                366
                                          -------             ------
                                          $29,087            $16,237
                                                             =======
         Less imputed interest             (4,536)
                                          -------
                                          $24,551
                                          =======

     In connection with the EDS Service and Technology Agreement, certain operating lease payments are reimbursable to the Company by EDS. As a result of the modification of this agreement on February 1, 1996, the reimbursed rents portion of the agreement will be terminated. The amount of reimbursed rents included in Operating Leases above will be $1,565 for the year ended December 31, 1996. See Note 4, "EDS Service and Technology Agreement" for additional description of other commitments.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 - CONTINGENCIES

     On October 20, 1994, a purported class action complaint was filed in the United States District Court alleging misrepresentations and omissions concurrent and following the 1993 Offerings. The plaintiffs seek unspecified damages, prejudgment interest, and fees and costs of the plaintiffs. While the Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself, an unfavorable resolution could have a material adverse effect on the Company. In addition, the Company is presently unable to estimate the amount, if any, of such loss. Proceedings in this lawsuit with respect to the Company have been stayed as a result of the Chapter 11 filings.

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

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1995 and 1994 (in thousands, except per share amounts):

                               First     Second      Third      Fourth
                              Quarter    Quarter    Quarter    Quarter
                             ---------  ---------  ---------  ----------

1995 (a)
----
Revenues                     $ 33,135   $ 32,073   $ 30,599   $  28,179
Operating loss                 (5,365)    (6,871)   (14,786)    (12,231)
Income taxes (benefit)           (241)      (223)      (141)       (235)
Net loss                      (19,954)   (19,690)   (22,455)    (12,461)
Loss per common share
before extraordinary item    $  (0.83)  $  (0.82)  $  (0.94)  $   (0.52)

1994 (b)
----
Revenues                     $ 37,100   $ 37,700   $ 34,602   $  32,982
Operating loss                 (3,392)    (2,163)    (7,873)   (215,958)
Income taxes (benefit)         (1,821)    (1,782)        61     (25,378)
Net loss                      (15,218)   (14,094)   (22,631)   (202,341)
Loss per common share
before extraordinary item    $  (0.63)  $  (0.59)  $  (0.95)  $   (8.43)

(a) The second quarter of 1995 includes an extraordinary item for the write-off of unamortized debt issuance costs in the amount of $915,000.

(b) The fourth quarter of 1994 includes the revaluation of hotel contracts and write-off of patent costs in the amount of $196.3 million.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 15 - OPERATIONS BY GEOGRAPHIC AREA

   The following table presents the Company's revenues and operating loss before income taxes for the years ended December 31, 1995, 1994 and 1993 and identifiable assets net of accumulated depreciation and amortization as of December 31, 1995, 1994 and 1993 by geographic area. The United States includes branch operations in Puerto Rico and the U.S. Virgin Islands and Other includes operations in Hong Kong, Australia, Thailand, Singapore and Mexico (dollars in thousands):

                                     1995        1994         1993
                                  ----------  -----------  ----------
Revenues:
 United States                     $100,667    $ 119,869    $140,457
 Canada                              12,115       12,879      12,867
 Other                               11,204        9,636       9,669
                                   --------    ---------    --------
Total Revenues                     $123,986    $ 142,384    $162,993
                                   ========    =========    ========

Operating Income (Loss)
 Before Corporate Expenses:
  United States                    $(39,015)   $ (22,870)   $ 13,562
  Canada                              4,107        2,035       1,518
  Other                               4,255        2,944       3,113
                                   --------    ---------    --------
                                    (30,653)     (17,891)     18,193

Less corporate expenses and
 non-operating (income):
 Parent company expenses              1,606        1,993       2,105
 Amortization of corporate
  intangibles                         6,994       13,246      12,883
 Write-down of hotel contracts            -      196,256           -
 Non-operating (income)                (508)      (1,163)          -
 Interest expense                   28, 177       54,981      48,990
 Reorganization items                 7,563            -           -
                                   --------    ---------    --------
Loss Before Income Taxes and
 Extraordinary Item                $(74,485)   $(283,204)   $(45,785)
                                   ========    =========    ========

Identifiable Assets, net:
 United States                     $129,719    $ 166,782    $137,151
 Canada                              11,749        9,276      10,958
 Other                               10,710        9,819       7,650
                                   --------    ---------    --------
                                    152,178      185,877     155,759

Hotel Contracts, net                 47,403       50,000     253,508
Corporate Assets                      6,041        6,945         211
                                   --------    ---------    --------
Total Assets, net                  $205,622    $ 242,822    $409,478
                                   ========    =========    ========

PPV Rooms: (unaudited)
 United States                      441,672      527,608     584,354
 Canada                              71,600       73,987      74,777
 Other                               37,134       33,783      25,468
                                   --------    ---------    --------
                                    550,406      635,378     684,599
                                   ========    =========    ========

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 16 - RELATED PARTIES

     The Company entered into a new management agreement (the "Management Agreement") effective November 23, 1992 with Rainbow to provide continuation of the services provided in the Old Management Agreement as well as the continuation of Mr. Davis's guarantee of the Company's then outstanding supplemental credit facility. In consideration for these services, the Company paid Rainbow a monthly fee equal to 1.2% of the maximum available commitment under the supplemental credit facility. Fees paid under this agreement were $182,189 in 1993. Upon closing of the 1993 Offerings and Revolving Credit Facility, the Management Agreement was terminated.

     In connection with the 1993 Offerings and Revolving Credit Facility, the Board of Directors approved payment of an advisory fee of $1.0 million to Davis Capital Advisors, an entity controlled by Mr. Marvin Davis. Additionally, the Company reimbursed Rainbow for out-of-pocket expenses in connection with advisory services provided in 1993 of $56,000. The Company believes the Advisory Fee and the fees under the Management Agreement are at least as favorable as could be obtained from an unrelated third party.

NOTE 17 - SAVINGS FOR RETIREMENT PLAN

     The Company provides a Savings for Retirement Plan under Section 401(k) of the Internal Revenue Code. The plan allows participation by all employees of Spectradyne and United States based employees of Spectradyne International, Inc., who are not covered by a collective bargaining agreement, after three months of employment. Eligible employees are allowed to contribute up to 15% of their compensation, subject to other limitations of the plan and the Internal Revenue Code; the Company's discretionary matching contribution is limited to 100% of the first 3% of a participant's 401(k) contribution and 50% of the next 2% of a participant's contribution. Employee contributions in excess of 5% of their annual compensation are not matched by the Company. In March 1995, the Company suspended its matching contribution. The Company contributions vest to the employee ratably to 100% after the third year of service. The Company's matching contribution to the 401(k) plan was $47,000, $425,000, and $564,000 for 1995, 1994, and 1993, respectively.

NOTE 18 - INTANGIBLE ASSETS

     The hotel contracts were recorded at fair value as a result of the 1989 Acquisition and amortized on a straight-line basis over 25 years. Fair value of hotel contracts was calculated utilizing the future cash flows to be produced by the Company's existing hotel contracts discounted at the then prevailing interest rate and further discounted at the historical contract renewal rate.

     During 1994, the Company experienced a significant reduction of cash flows from existing hotel contracts, an increase in capital expenditures in support of contract renewals and significant capital expenditures for the deployment of the new STARPATH technology without any immediate cash flow improvement. The Company continually assesses the carrying amount of hotel contracts by determining whether its balance can be recovered over its remaining life. The Company's analysis of undiscounted future cash flows indicated that a substantial portion of the carrying amount of hotel contracts would not be recoverable. Accordingly, based on the Company's estimate of discounted future cash flows from existing hotel contracts, the Company wrote off $191.0 million of the carrying amount of hotel contracts at December 31, 1994 which resulted in a remaining balance of hotel contracts of $50.0 million as of December 31, 1994. Additionally, the Company wrote-off $5.2 million in patent costs at December 31, 1994.

     As of December 31, 1995, the Company has separately classified certain contract costs related primarily to the purchase of televisions as Deferred Contract Concession Costs. Such costs were previously included in Video Systems as of December 31, 1994 and have been reclassified to conform to the current year presentation.

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 19 - GUARANTOR SUBSIDIARIES

     The Company's obligations under the Reset Notes and Senior Notes are guaranteed on a subordinated basis by the Company's direct subsidiary, SPI Newco and by SPI Newco's direct subsidiary, Spectradyne (the "Subordinated Guarantees"). Such guarantee is full, unconditional and joint and several.

     The following supplemental combining financial information presents:

     (1) Statements of Financial Position as of December 31, 1995 and 1994 and Statements of Operations and Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 of (a) SpectraVision, the parent, (b) SPI Newco and Spectradyne, the Guarantors, (c) combined nonguarantor subsidiaries and (d) the consolidated Company.


     (2) Elimination entries required to consolidate SpectraVision, SPI Newco and Spectradyne and the combined nonguarantor subsidiaries.

                              SPECTRAVISION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
                               DECEMBER 31, 1995
                                 (in thousands)

                                                      Guarantor Subsidiaries
                                                     ------------------------
                                           Parent                              Nonguarantor                  SpectraVision
                                          Company      Newco     Spectradyne   Subsidiaries   Eliminations    Consolidated
                                         ----------  ----------  ------------  -------------  -------------  --------------
ASSETS
   Cash and Cash Equivalents             $       -    $      2     $       2       $  3,434      $       -       $   3,438
   Accounts Receivable, less
      allowance for doubtful accounts            -           -        13,050          3,378              -          16,428
   Prepaids and Other Assets                 5,604           -         7,318          1,030              -          13,952
   Intercompany receivables                188,105     137,332        20,660            782       (346,879)              -
   Intercompany note receivable            350,000           -             -              -       (350,000)              -
   Intercompany investments               (476,381)    477,150         3,072              2         (3,843)              -

   Video Systems                                 -           -       220,198         39,118              -         259,316
      Less accumulated depreciation              -           -      (130,921)       (24,683)             -        (155,604)
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Video Systems                           -           -        89,277         14,435              -         103,712

   Land, Building and Equipment                  -           -        13,449          1,412              -          14,861
      Less accumulated depreciation              -           -        (4,720)        (1,201)             -          (5,921)
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Land, Building and
      Equipment                                  -           -         8,729            211              -           8,940
   Hotel Contracts (net)                         -           -        47,403              -              -          47,403
   Deferred Contract Concession
      Costs (net)                                -           -        11,749              -              -          11,749
                                         ---------    --------     ---------       --------      ---------       ---------
TOTAL ASSETS                             $  67,328    $614,484     $ 201,260       $ 23,272      $(700,722)      $ 205,622
                                         =========    ========     =========       ========      =========       =========

LIABILITIES AND
STOCKHOLDERS'S EQUITY
 (DEFICIT)
   Liabilities
      Accounts payable                   $       -    $      -     $   7,691       $    437      $       -       $   8,128
      Other accrued liabilities                 61           1        10,689            447              -          11,198
      Income taxes                               -           -         5,583             67              -           5,650
      Intercompany payables                      -     177,553       138,142         31,184       (346,879)              -
      Intercompany note payable                  -     350,000             -              -       (350,000)              -

   Debt
      Foothill Revolving Credit
         Facility                                -           -        26,703              -              -          26,703
      Capital Lease Obligations                  -           -         1,618            346              -           1,964
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Debt                                    -           -        28,321            346              -          28,667
   Liabilities Subject to Settlement
      Under Reorganization                 494,875           -        84,712              -              -         579,587

   Contingent Value Rights Subject
      to Settlement Under
      Reorganization                        20,000           -             -              -              -          20,000

   Stockholders' Equity (Deficit)
      Class A Common Stock                       5           -             -              -              -               5
      Class B Common Stock                      19           -             -              -              -              19
      Common Stock-Subsidiaries                  -           -             -            420           (420)              -
      Additional Paid in Capital           392,185     127,150       477,149          2,655       (606,954)        392,185
      Retained Deficit                    (840,289)    (40,220)     (551,027)       (14,511)       605,758        (840,289)
      Foreign Currency
          Translation Adjustment               472           -             -          2,227         (2,227)            472
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Stockholders' Equity
       (Deficit)                          (447,608)     86,930       (73,878)        (9,209)        (3,843)       (447,608)
                                         ---------    --------     ---------       --------      ---------       ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS '
    EQUITY (DEFICIT)                     $  67,328    $614,484     $ 201,260       $ 23,272      $(700,722)      $ 205,622
                                         =========    ========     =========       ========      =========       =========


                             SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
                               DECEMBER 31, 1994
                                 (in thousands)

                                                      Guarantor Subsidiaries
                                                     ------------------------
                                           Parent                              Nonguarantor                  SpectraVision
                                          Company      Newco     Spectradyne   Subsidiaries   Eliminations    Consolidated
                                         ----------  ----------  ------------  -------------  -------------  --------------
ASSETS
   Cash and Cash Equivalents             $       2    $      -     $     260       $  1,055      $       -       $   1,317
   Accounts Receivable, less
      allowance for doubtful accounts            -           -        16,646          3,771              -          20,417
   Prepaids and Other Assets                 6,942           1         6,674          1,288              -          14,905
   Intercompany receivables                163,604     160,096        16,547            100       (340,347)              -
   Intercompany note receivable            350,000           -             -              -       (350,000)              -
   Intercompany investments               (390,484)    477,150         3,072              -        (89,738)              -

   Video Systems                                 -           -       245,510         34,637              -         280,147
      Less accumulated depreciation
         and amortization                        -           -      (127,391)       (20,899)             -        (148,290)
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Video Systems                           -           -       118,119         13,738              -         131,857

   Land, Building and Equipment                  -           -        12,536          1,204              -          13,740
      Less accumulated depreciation              -           -        (3,911)        (1,054)             -          (4,965)
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Land, Building and
      Equipment                                  -           -         8,625            150              -           8,775
   Hotel Contracts (net)                         -           -        50,000              -              -          50,000
   Deferred Contract Concession
      Costs (net)                                -           -        15,551              -              -          15,551
                                         ---------    --------     ---------       --------      ---------       ---------
TOTAL ASSETS                             $ 130,064    $637,247     $ 235,494       $ 20,102      $(780,085)      $ 242,822
                                         =========    ========     =========       ========      =========       =========

LIABILITIES AND
STOCKHOLDERS'S EQUITY
 (DEFICIT)
   Liabilities
      Accounts payable                   $       -    $      -     $  48,404       $    403      $       -       $  48,807
      Other accrued liabilities              3,526           -        25,406            498              -          29,430
      Income taxes                               -           -         6,563            484              -           7,047
      Intercompany payables                      -     160,448       160,196         19,703       (340,347)              -
      Intercompany note payable                  -     350,000             -              -       (350,000)              -

   Debt
      Revolving Credit Facility             12,500           -             -              -              -          12,500
      Canadian Bank Credit Facility              -           -             -          7,350              -           7,350
      11.5% Senior Discount Notes          172,295           -             -              -              -         172,295
      11.65% Senior Reset Notes            294,768           -             -              -              -         294,768
      Capitalized Lease Obligations              -           -        23,036            456              -          23,492
      Other Debt                                 -           -           150              8              -             158
                                         ---------    --------     ---------       --------      ---------       ---------
   Total Debt                              479,563           -        23,186          7,814              -         510,563

   Contingent Value Rights                  20,000           -             -              -              -          20,000

   Stockholders' Equity (Deficit)
      Class A Common Stock                       5           -             -              -              -               5
      Class B Common Stock                      19           -             -              -              -              19
      Common Stock-Subsidiaries                  -           -             -            420           (420)              -
      Additional Paid in Capital           392,185     127,150       477,150          2,652       (606,952)        392,185
      Retained Deficit                    (765,729)       (351)     (505,411)       (13,540)       519,302        (765,729)
      Foreign Currency
          Translation Adjustment               495           -             -          1,668         (1,668)            495
   Total Stockholders' Equity
       (Deficit)                          (373,025)    126,799       (28,261)        (8,800)       (89,738)       (373,025)
                                         ---------    --------     ---------       --------      ---------       ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS '
    EQUITY (DEFICIT)                     $ 130,064    $637,247     $ 235,494       $ 20,102      $(780,085)      $ 242,822
                                         =========    ========     =========       ========      =========       =========

                              SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (in thousands)

                                                   Guarantor Subsidiaries
                                                  ------------------------
                                        Parent                              Nonguarantor                  SpectraVision
                                        Company     Newco     Spectradyne   Subsidiaries   Eliminations    Consolidated
                                       ---------  ----------  ------------  -------------  -------------  --------------
Revenues                               $      -    $      -      $102,436        $25,731       $ (4,181)       $123,986

Costs and Expenses
   Direct costs                               -           -        44,007          8,806              -          52,813
   Depreciation and amortization              -           -        34,272          5,092              -          39,364
   Operating expenses                         -           -        12,771          4,792              -          17,563
   Contracted service costs                   -           -        28,921            359              -          29,280
   Selling and marketing expenses             -           -         4,321            562              -           4,883
   General and administrative
      expenses                            1,606           3        13,796          1,915              -          17,320
   Research and development                   -           -         1,769              -              -           1,769
   Exchange loss                              -           -           (18)           846           (581)            247
   Intercompany charges                       -           -             -          4,181         (4,181)              -
                                       --------    --------      --------        -------       --------        --------

   Total costs and expenses               1,606           3       139,839         26,553         (4,762)        163,239
                                       --------    --------      --------        -------       --------        --------

Operating Income (Loss)                  (1,606)         (3)      (37,403)          (822)           581         (39,253)

   Non-operating income                       -           -          (458)           (50)             -            (508)

   Equity in losses of subsidiaries      85,874           -             -              -        (85,874)              -

   Interest expense (net)                26,030           -         1,859            288              -          28,177

   Intercompany interest expense        (39,865)     39,865             -              -              -               -
      (income)


   Reorganization items                       -           1         7,561              1              -           7,563
                                       --------    --------      --------        -------       --------        --------

 Gain (Loss) Before Income Taxes
    and Extraordinary Items             (73,645)    (39,869)      (46,365)        (1,061)        86,455         (74,485)

 Income Taxes
    State and foreign provision               -           -             1            125              -             126
    Deferred provision (benefit)              -           -          (966)             -              -            (966)
                                       --------    --------      --------        -------       --------        --------

Total Income Tax Benefit                      -           -          (965)           125              -            (840)
                                       --------    --------      --------        -------       --------        --------

Gain (Loss) before extraordinary
    items                               (73,645)    (39,869)      (45,400)        (1,186)        86,455         (73,645)

Extraordinary items
   Loss on debt extinguishment              915           -             -              -              -             915
                                       --------    --------      --------        -------       --------        --------
Net Income (Loss)
                                       $(74,560)   $(39,869)     $(45,400)       $(1,186)      $ 85,455        $(74,560)
                                       ========    ========      ========        =======       ========        ========

                             SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (in thousands)

                                                    Guarantor Subsidiaries
                                                   ------------------------
                                         Parent                              Nonguarantor                  SpectraVision
                                        Company      Newco     Spectradyne   Subsidiaries   Eliminations    Consolidated
                                       ----------  ---------  -------------  -------------  -------------  --------------
Revenues                               $       -   $      -      $ 122,138        $24,659      $  (4,413)      $ 142,384

Costs and Expenses
   Direct costs                                -          -         50,576          7,439              -          58,015
   Depreciation and amortization              20          -         45,353          5,161              -          50,534
   Write-down of hotel contracts               -          -        196,256              -              -         196,256
   Operating expenses                          -          -          9,802          3,403              -          13,205
   Contracted service costs                    -          -         19,563          1,466              -          21,029
   Selling and marketing expenses              -          -          8,467            274              -           8,741
   General and administrative
      expenses                             1,990          3         16,277          1,325              -          19,595
   Research and development                    -          -          3,649            165              -           3,814
   Exchange loss                               -          -              -          1,754         (1,173)            581
   Intercompany charges                        -          -              -          4,413         (4,413)              -
                                       ---------   --------      ---------        -------      ---------       ---------
   Total costs and expenses                2,010          3        349,943         25,400         (5,586)        371,770
                                       ---------   --------      ---------        -------      ---------       ---------

Operating Income (Loss)                   (2,010)        (3)      (227,805)          (741)         1,173        (229,386)

Non-operating Expense (Income)                 -          -         (1,163)             -              -          (1,163)

   Equity in losses of subsidiaries      239,991          -              -              -       (239,991)              -

   Interest expense (net)                 54,628          -           (239)           592              -          54,981

   Intercompany interest expense
      (income)                           (42,345)    42,345              -              -              -               -

   Intercompany dividend expense
      (income)                                 -    (42,345)        42,345              -              -               -
                                       ---------   --------      ---------        -------      ---------       ---------
   Income (Loss) Before Income
      Taxes                             (254,284)        (3)      (268,748)        (1,333)       241,164        (283,204)

Income Taxes
   State and foreign provision                 -          -           (812)           364              -            (448)
   Deferred provision (benefit)                -          -        (28,465)            (7)             -         (28,472)
                                       ---------   --------      ---------        -------      ---------       ---------

Total Income Tax Benefit                       -          -        (29,277)           357              -         (28,920)
                                       ---------   --------      ---------        -------      ---------       ---------

Net Income (Loss)                      $(254,284)  $     (3)     $(239,471)       $(1,690)     $ 241,164       $(254,284)
                                       =========   ========      =========        =======      =========       =========

                             SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)

                                                    Guarantor Subsidiaries
                                                   ------------------------
                                         Parent                              Nonguarantor                  SpectraVision
                                        Company      Newco     Spectradyne   Subsidiaries   Eliminations    Consolidated
                                       ----------  ---------  -------------  -------------  -------------  --------------
Revenues                                $      -   $      -       $143,493        $23,579       $ (4,079)       $162,993

Costs and Expenses
   Direct costs                                -          -         52,108          6,726              -          58,834
   Depreciation and amortization              34         45         38,427          5,597              -          44,103
   Technology and field service
      charges                                  -          -          6,703            297              -           7,000
   Loss on sale of manufacturing
      assets and inventory                     -          -            649              -              -             649
   Operating expenses                          -          -         21,103          3,480              -          24,583
   Contracted service costs                    -          -          1,716              -              -           1,716
   Selling and marketing expenses              -          -          4,887            167              -           5,054
   General and administrative
      expenses                             2,102          3         11,539          1,787              -          15,431
   Research and development                    -          -          1,426            159              -           1,585
   Exchange loss                               -          -              9            824              -             833
   Intercompany charges                        -          -              -          4,079         (4,079)              -
                                        --------   --------       --------        -------       --------        --------
   Total costs and expenses                2,136         48        138,567         23,116         (4,079)        159,788
                                        --------   --------       --------        -------       --------        --------

Operating Income (Loss)                  (2,136)       (48)         4,926            463              -           3,205

   Non-operating Expense (Income)

   Equity in losses of subsidiaries       50,691          -              -              -        (50,691)              -

   Interest expense (net)                 47,762          -            696            532              -          48,990

   Intercompany interest expense
      (income)                           (57,532)    57,532              -              -              -               -

   Intercompany dividend expense
      (income)                                 -    (57,532)        57,532              -              -               -
                                        --------   --------       --------        -------       --------        --------
   Income (Loss) Before Income
      Taxes and Extraordinary Item       (43,057)       (48)       (53,302)           (69)        50,691         (45,785)

Income Taxes
   State and foreign provision                 -          -          1,275            464              -           1,739
   Deferred provision (benefit)                -          -         (4,369)           (98)             -          (4,467)
                                        --------   --------       --------        -------       --------        --------

Total Income Tax Benefit                       -          -         (3,094)           366              -          (2,728)
                                        --------   --------       --------        -------       --------        --------
Income (Loss) Before Extraordinary
   Item                                   43,057        (48)       (50,208)          (435)        50,691         (43,057)

Extraordinary Item
   Loss from debt extinguishment          (2,699)         -              -              -              -          (2,699)
                                        --------   --------       --------        -------       --------        --------

Net Income (Loss)                       $(45,756)  $    (48)      $(50,208)       $  (435)      $ 50,691        $(45,756)
                                        ========   ========       ========        =======       ========        ========

                             SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (in thousands)

                                                   Guarantor Subsidiaries
                                                   -----------------------
                                         Parent                             Nonguarantor                  SpectraVision
                                        Company     Newco    Spectradyne    Subsidiaries   Eliminations    Consolidated
                                       ----------  -------  --------------  -------------  -------------  --------------
Operating Activities:
   Net cash provided by (used in)
      operating activities              $ 13,436        $2       $(10,432)       $15,137          $ 561        $ 18,704
                                        --------        --       --------        -------          -----        --------
Investing Activities:
   Cost of in-process systems and
      capital expenditures              $      -        $-       $(10,379)       $(5,752)         $   -        $(16,131)
                                        --------        --       --------        -------          -----        --------
   Net cash used in investing
      activities                        $      -        $-       $(10,379)       $(5,752)         $   -        $(16,131)
                                        --------        --       --------        -------          -----        --------
Financing Activities:
   Borrowings under Revolving
     Credit Facility                    $  7,396        $-       $      -        $     -          $   -        $  7,396
   Repayment of Revolving
     Credit Facility                     (20,811)        -              -              -              -         (20,811)
   Borrowings under Foothill
     Revolving Facility                        -         -         88,618              -              -          88,618
   Repayment of Foothill
     Revolving Facility                        -         -        (61,915)             -              -         (61,915)
   Repayment  of other debt and
     capitalized lease obligations             -         -         (6,150)        (7,566)             -         (13,716)
                                        --------        --       --------        -------          -----        --------
   Net cash provided by (used in)
      financing activities              $(13,415)       $-       $ 20,553        $(7,566)         $   -        $   (428)
                                        --------        --       --------        -------          -----        --------
Effect of exchange rate changes
   on cash flow                              (23)        -              -            560           (561)            (24)
                                        --------        --       --------        -------          -----        --------

Net increase (decrease) in cash and
   cash equivalents                           (2)        2           (258)         2,379              -           2,121

Cash and equivalents at beginning
   of period                                   2         -            260          1,055              -           1,317
                                        --------        --       --------        -------          -----        --------

Cash and equivalents at end of
   period                               $      -        $2       $      2        $ 3,434          $   -        $  3,438
                                        ========        ==       ========        =======          =====        ========

                             SPECTRAVISION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (in thousands)

                                                   Guarantor Subsidiaries
                                                  ------------------------
                                        Parent                              Nonguarantor   SpectraVision
                                       Company     Newco     Spectradyne    Subsidiaries    Consolidated
                                      ----------  --------  --------------  -------------  --------------
Operating Activities:
   Net cash provided by (used in)
      operating activities             $(12,504)      $(1)       $ 43,314        $ 5,356        $ 36,165
                                       --------       ---        --------        -------        --------
Investing Activities:
   Cost of in-process systems and
      capital expenditures             $      -       $ -        $(52,350)       $(5,012)       $(57,362)
                                       --------       ---        --------        -------        --------
   Net cash used in investing
      activities                       $      -       $ -        $(52,350)       $(5,012)       $(57,362)
                                       --------       ---        --------        -------        --------
Financing Activities:
   Borrowings under Revolving
     Credit Facility                   $ 12,500       $ -        $      -        $     -        $ 12,500
   Repayment  of other debt and
     capitalized lease obligations            -         -          (3,897)          (290)         (4,187)
                                       --------       ---        --------        -------        --------
   Net cash provided by (used in)
      financing activities             $ 12,500       $ -        $ (3,897)       $  (290)       $  8,313
                                       --------       ---        --------        -------        --------
Effect of exchange rate changes
   on cash flow                               -         -               -            (84)            (84)
                                       --------       ---        --------        -------        --------
Net decrease in cash and cash
   equivalents                               (4)       (1)        (12,933)           (30)        (12,968)

Cash and equivalents at beginning
   of period                                  6         1          13,193          1,085          14,285
                                       --------       ---        --------        -------        --------
Cash and equivalents at end of
   period                              $      2       $ -        $    260        $ 1,055        $  1,317
                                       ========       ===        ========        =======        ========

                              SPECTRAVISION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (in thousands)

                                                     Guarantor Subsidiaries
                                                    ------------------------
                                          Parent                              Nonguarantor   SpectraVision
                                         Company     Newco     Spectradyne    Subsidiaries    Consolidated
                                        ----------  --------  --------------  -------------  --------------
Operating Activities:
   Net cash provided by (used in)
      operating activities              $ (31,102)      $(4)       $ 31,138        $ 6,228       $   6,260
                                        ---------       ---        --------        -------       ---------
Investing Activities:
   Proceeds from sale of manu-
      facturing assets and inventory    $       -       $ -        $  5,201        $     -       $   5,201
   Increase in raw materials                    -         -            (313)             -            (313)
   Cost of in-process systems and
      capital expenditures              $       -       $ -        $(30,941)       $(5,156)      $ (36,097)
                                        ---------       ---        --------        -------       ---------
   Net cash used in investing
      activities                        $       -       $ -        $(26,053)       $(5,156)      $ (31,209)
                                        ---------       ---        --------        -------       ---------
Financing Activities:
   Borrowings under Supplemental
      Bank Credit Facility              $  23,000       $ -        $      -        $     -       $  23,000
   Repayment of Supplemental Bank
      Credit Facility                     (31,000)        -               -              -         (31,000)
   Repayment of Bank Credit
      Facility                           (180,120)        -               -              -        (180,120)
   Repayment  of other debt and
     capitalized lease obligations              -         -          (1,043)          (389)         (1,432)
   Issuance of Class B common stock        84,150         -               -              -          84,150
   Stock issuance costs                    (6,501)        -               -              -          (6,501)
   Issuance of senior discount notes      149,981         -               -              -         149,981
   Payment of debt issue costs             (8,417)        -               -              -          (8,417)
                                        ---------       ---        --------        -------       ---------
   Net cash provided by (used in)
      financing activities              $  31,093       $ -        $ (1,043)       $  (389)      $  29,661
                                        ---------       ---        --------        -------       ---------
Effect of exchange rate changes
   on cash flow                                 -         -              (9)           (11)            (20)
                                        ---------       ---        --------        -------       ---------
Net increase (decrease) in cash and
   cash equivalents                            (9)       (4)          4,033            672           4,692

Cash and equivalents at beginning
   of period                                   15         5           9,160            413           9,593
                                        ---------       ---        --------        -------       ---------
Cash and equivalents at end of
   period                               $       6       $ 1        $ 13,193        $ 1,085       $  14,285
                                        =========       ===        ========        =======       =========

NOTE 20 - FINANCIAL STATEMENTS OF ENTITIES UNDER CHAPTER 11

     The condensed balance sheet as of December 31, 1995 of SpectraVision and all entities included in the Chapter 11 filings is as follows (dollars in thousands):

ASSETS

   Cash and Cash Equivalents                                             $      84
   Accounts Receivable                                                      13,346
   Debt Issuance Costs                                                       5,827
   Prepaids and Other Assets                                                 7,304
   Video Systems                                                           222,802
       Less accumulated depreciation and amortization                      132,332
                                                                         ---------
   Total Video Systems                                                      90,470
   Building and Equipment
       Building                                                              4,300
       Furniture, fixtures and other equipment                               6,649
       Less accumulated depreciation                                        (4,769)
                                                                         ---------
   Total Building and Equipment                                              6,180
   Land                                                                      2,559
   Hotel Contracts (net)                                                    47,403
   Deferred Contract Concession Costs (net)                                 11,749
   Investment in and advances to subsidiaries, at cost                      33,202
                                                                         ---------
TOTAL ASSETS                                                             $ 218,124
                                                                         =========
LIABILITIES
   Accounts Payable                                                          7,723
   Other Accrued Liabilities                                                10,881
   Deferred Income Taxes                                                     5,467
   Foothill Revolving Facility                                              26,703
   Capital Lease Obligations                                                 1,617
                                                                         ---------
                                                                            52,391
   Liabilities Subject to Settlement Under Reorganization                  579,587
   Intercompany Payable                                                      4,947
                                                                         ---------
   Total Liabilities                                                       636,925
   Contingent Value Rights Subject to Settlement Under Reorganization       20,000
   Stockholders' Deficit
       Common Stock                                                             24
       Paid in Capital                                                     393,092
       Retained Deficit                                                   (831,917)
                                                                         ---------
   Total Stockholders' Deficit                                            (438,801)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 218,124
                                                                         =========

     The condensed statement of operations for the year ended December 31, 1995 of SpectraVision and all entities included in the Chapter 11 filings is as follows (dollars in thousands):

   Revenues                                                                     $104,063

   Costs and Expenses
      Direct costs                                                                44,779
      Depreciation and amortization                                               34,676
      Operating expenses                                                          12,771
      Contracted service costs                                                    29,686
      Selling and marketing expenses                                               4,294
      General and administrative expenses                                         15,646
      Research and development (net)                                               1,769
      Exchange loss                                                                1,051
                                                                                --------
      Total costs and expenses                                                   144,672
                                                                                --------
   Operating Income (Loss)                                                       (40,609)
   Non-operating (income)                                                           (508)
   Interest expense (Contractual interest expense of $67,596 in 1995) (net)       27,873
                                                                                --------
   Loss Before Reorganization Items, Income Taxes and Extraordinary Item         (67,974)
                                                                                --------
   Reorganization Items                                                            7,593
                                                                                --------
   Loss Before Income Taxes and Extraordinary Items                              (75,567)
   Income Taxes
      State and foreign provision (benefit)                                            1
      Deferred benefit                                                              (966)
                                                                                --------
   Total Income Tax Benefit                                                         (965)
                                                                                --------
   Loss Before Extraordinary Item                                                (74,602)
   Extraordinary Item
      Loss from debt extinguishment                                                  915
                                                                                --------
   Net Loss                                                                     $(75,517)
                                                                                ========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

    The following sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1995:

Name                   Age             Position
---------------------  ---  -------------------------------
Gary G. Weik            50  Chairman of the Board and
                            Chief Executive Officer
Richard M. Gozia        51  Executive Vice President and
                            Chief Financial Officer
Elaine W. Parrish       46  Senior Vice President,
                            Sales and Affiliate Marketing,
                            Spectradyne, Inc.
Howard D. Gardner       38  Senior Vice President of
                            Technology and Network
                            Operations, Spectradyne, Inc.
Janet L. Dalicandro     41  Vice President of International
                            Operations, Spectradyne, Inc.
Michael C. Colleran     43  Director
John Davis              41  Director
Marvin Davis            70  Director
Leonard Goldberg        62  Director
Gerald S. Gray          66  Director
Sidney Poitier          69  Director
Michael J. Seibert      40  Director
Kenneth Ziffren         55  Director

    Gary G. Weik became Chief Executive Officer of the Company and its subsidiaries in September 1994 and Chairman of the Board in June 1995. Prior to joining the Company, Mr. Weik was president and chief operating officer of KBLCOM, one of the nation's largest cable TV multiple system operators. During 1988 and 1989, Mr. Weik owned and operated WGA Communications, an independent cable company. Prior to 1988, he was president and chief executive officer of Harte-Hanks Cable Company, a subsidiary of Harte-Hanks Communications, Inc.

    Richard M. Gozia became Executive Vice President and Chief Financial Officer of the Company and its subsidiaries in October 1994. Mr. Gozia was president and chief executive officer of Wyatt Cafeterias, Inc. from 1992 to 1994. From 1986 to 1991, Mr. Gozia was president and chief executive officer of Gozia-Driver Media, Inc., a media investment company. From 1982 to 1986, he was vice president and chief financial officer of Harte-Hanks Communications, Inc.

    Elaine W. Parrish became Senior Vice President of Sales and Affiliate Marketing of Spectradyne, Inc. in December 1994. Prior to joining Spectradyne, Ms. Parrish was Senior Vice President of Cable Marketing and Sales of StarSight Telecast, Inc. from May 1993 to December 1994. From February 1983 to May 1993, Ms. Parrish was with Showtime Networks, Inc., most recently as Vice President of National Accounts.

    Howard D. Gardner has been Senior Vice President of Technology and Network Operations of Spectradyne since November 1993. From 1984 to 1993, Mr. Gardner served in various capacities, most recently as Divisional General Manager, with SRX Inc., a developer and manufacturer of digital telecommunications systems for business and public safety markets.

    Janet L. Dalicandro has been Vice President of International Operations for Spectradyne, Inc. since April 1995. From August 1991 to March 1995, Ms. Dalicandro was Vice President and Managing Director of SpectraVision of Canada, Inc. Prior to joining the Company, Ms. Dalicandro was Vice President and General Manager for Granada Canada Limited, a supplier of television and video products to the Canadian lodging industry from May 1987 to July 1991. Ms. Dalicandro terminated her employment with the Company on January 30, 1996.

    Michael C. Colleran has been a Director of the Company since November 1992. Mr. Colleran has also served as the Executive Vice President of Davis Companies, an investment company, and as the Chief Financial Officer for Miller-Davis Company, a real estate development general partnership, since May 1988. Mr. Colleran is a member of the Executive Committee and the Audit Committee.

    John Davis has been a Director the Company since November 1992. Mr. Davis has been President and a Director of Davis Entertainment Company, a motion picture and television production company, since November 1985; Vice President of Davis Companies, an investment company, since December 1986 and Director since April 1989; President and a Director of Davis Entertainment Television, a television production company, since 1988; President and a Director of Davis Films, Inc., a motion picture production company, since January 1987; and President and a Director of both Azur Communications Corporation and Bramble Communications Corporation, both television broadcast station companies, since
December 1988. Mr. Davis is a member of the Executive Committee.   Mr. Davis is
the son of Mr. Marvin Davis, a Director the Company.

    Marvin Davis has been a Director of the Company since April 1989 and is the principal partner of Rainbow Company, an investment company. Mr. Davis has been President and Director of Davis Companies, an investment company, from October 1986 to present; Managing General Partner of Davis Oil Company, an independent oil and gas partnership, from 1960 to present; Managing General Partner of MD Co., an investment company, which is a General Partner of Mill-Klutznick-Davis-Gray Co. (now known as MKDG Co.), a real estate development general partnership, from March 1982 to present; General Partner of Miller-Davis Company, a real estate development general partnership, from January 1978 to present. Mr. Davis is the father of John Davis, a Director the Company.

    Leonard Goldberg has been a Director of the Company since October 1989. Mr. Goldberg was President and Chief Operating Officer of Twentieth Century Fox Film Corporation from December 1986 until May 1989. Mr. Goldberg has been directly involved in the production of many feature films for both the movie and television industries. Mr. Goldberg is a member of the Compensation Committee.

    Gerald S. Gray has been a Director the Company since April 1989. Mr. Gray has also served as Senior Vice President of Davis Companies, an investment company, since January 1987; Chief Financial Officer of Davis Oil Company, an independent oil and gas partnership, since 1977; Managing General Partner of GSG Company, an investment company, which is a General Partner of Miller-Klutznick-Davis-Gray Co. (now known as MKDG Co.); a real estate development general partnership, since March 1982; and General Partner of Miller-Davis Company, a real estate development general partnership, since January 1978. Mr. Gray is presently a Director of Children's Diabetes Foundation in Denver, Colorado. Mr. Gray is a member of the Executive Committee and the Audit Committee.

    Sidney Poitier has been a Director of the Company since October 1992. Mr. Poitier is an actor, producer and director. He has been President of Verdon Cedric Productions, a film production company, since 1962. In 1994, Mr. Poitier was elected as a member of the Board of Directors of The Walt Disney Company, a major producer and distributor of film entertainment. Mr. Poitier is a member of the Compensation Committee.

    Michael J. Seibert has been a Director the Company since November 1993. Mr. Seibert has been Senior Vice President of Davis Companies, an investment company, since August 1989.

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

    Compliance with Section 16 Reporting Requirements. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company, and, in certain circumstances, written representations that no additional reports were required, during the fiscal year ended December 31, 1995, all of the Company's officers, directors and holders of more than 10% of its Common Stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

    Directors serve for a term of one year or until the next annual meeting of stockholders. Because of the Company's bankruptcy, there was no annual meeting in 1995, and the Company does not anticipate holding an annual meeting until it emerges from bankruptcy. The Company's executive officers are elected by the Board of Directors and serve until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

COMPENSATION OF EXECUTIVE OFFICERS

    The Summary Compensation Table includes individual compensation information for (i) the Chief Executive Officer of the Company during 1995, (ii) the four other most highly paid executive officers who were serving at December 31, 1995, and (iii) one other officer who, in each case served during 1995 for services in all capacities during the years ended December 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                        Annual Compensation       Compensation
                                    ----------------------------  ------------
                                                                  Number of
                                                         Other    Securities
Name and                                                 Annual   Underlying     All Other
Principal Position            Year   Salary    Bonus    Comp./2/   Options    Compensation/3/
----------------------------  ----  --------  --------  --------  ----------  ---------------
Gary G. Weik/1/               1995  $574,200  $290,285       ---         ---           $1,304
 Chairman of the Board        1994   159,195   319,000       ---         ---              ---
 and Chief Executive          1993       ---       ---       ---         ---              ---
 Officer
Richard M. Gozia              1995   266,559   134,420       ---         ---              814
 Executive Vice President     1994    70,912    15,000       ---         ---              ---
 & Chief Financial            1993       ---       ---       ---         ---              ---
 Officer
Elaine W. Parrish             1995   161,604   125,007       ---         ---              ---
 Senior Vice President        1994    11,539       ---   $ 6,867         ---              ---
 Sales & Affiliate            1993       ---       ---       ---         ---              ---
 Marketing,
 Spectradyne, Inc.
Howard D. Gardner             1995   152,724    76,201       ---         ---              636
 Senior Vice President        1994   117,007       ---       ---     $17,988            2,572
 Technology & Network         1993    15,845       ---       ---         ---              ---
 Operations,
 Spectradyne, Inc.
Janet L. Dalicandro/4/        1995   185,364    96,390       ---         ---
 Vice President of            1994   106,749    52,154       ---       7,195            5,338
 International Operations,    1993    84,661    10,539       ---         ---            4,233
 Spectradyne, Inc.
Harry S. Budow/5/             1995   201,042       ---    53,935         ---              997
 Senior Vice President        1994   205,540       ---       ---      50,366            4,732
 Marketing & Business         1993   151,117   150,000       ---         ---            4,497
 Development,
 Spectradyne, Inc.

--------------------
/1/ In September 1994, Mr. Weik became Chief Executive Officer of the Company. Mr. Weik's 1994 Bonus was paid in consideration of his forfeiture of monetary benefits from his previous employer. See "-- Description of Certain Agreements with Management -- Gary G. Weik".

/2/ Perquisites for each individual named in Summary Compensation Table for 1995, 1994 and 1993 are not reflected because the value aggregated less than the lower of $50,000 or 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Mr. Budow's Other Compensation included accrued sick and vacation wages paid upon termination.

/3/ Includes the aggregate value of the Company's contribution under the Savings for Retirement Plan and for Ms. Dalicandro under the SpectraVision of Canada Pension Plan.

/4/ Although Ms. Dalicandro's compensation was paid in Canadian Dollars, the information reported above for Ms. Dalicandro has been converted to U.S. Dollars based upon the average exchange rates for 1993, 1994 and 1995, which were .7749, .7317 and .7304, respectively.

/5/  Mr. Budow's employment with the Company was terminated in December 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

     None of the executive officers named in the Summary Compensation Table above who were granted stock options during the last fiscal year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

     The following table provides information related to stock options held at December 31, 1995 by persons named in the Summary Compensation Table.

                                                      Number of
                                                Securities Underlying        Value of Unexercised
                                                Unexercised Options at     In-the-Money Options at
                                                   Fiscal Year End            December 31, 1995
                                              --------------------------  --------------------------
                         Shares
                        Acquired     Value
                       On Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
                       -----------  --------  -----------  -------------  -----------  -------------
Name
-----
Gary G. Weik               ---        ---          ---            ---           ---            ---
Richard M. Gozia           ---        ---          ---            ---           ---            ---
Elaine D. Parrish          ---        ---          ---            ---           ---            ---
Howard D. Gardner          ---        ---        4,497         13,491           ---            ---
Janet L. Dalicandro        ---        ---        1,799          5,396           ---            ---
Harry S. Budow             ---        ---       12,592         37,774           ---            ---

COMPENSATION OF DIRECTORS

     Prior to the Company's bankruptcy filing in June 1995, the Company paid all directors $25,000, payable quarterly. This compensation was paid regardless of the number of meetings held and individual attendance thereat. Committee member received $1,000 for each committee meeting that was held on a day when there was no Board meeting. As a result of the bankruptcy filing, the Company ceased paying directors' fees. The Company currently provides liability insurance for potential losses incurred by its directors and officers as a result of actions taken by them in their respective capacities on behalf of the Company.

DESCRIPTION OF CERTAIN AGREEMENTS WITH MANAGEMENT

     Gary G. Weik.  Spectradyne entered into a retention and severance agreement
     ------------
on December 20, 1995 with Gary G. Weik (the "Weik Agreement"), pursuant to which Mr. Weik serves as Chief Executive Officer of Spectradyne and its affiliates, including the Company. The Weik Agreement expires on the effective date of a plan of reorganization confirmed in Spectradyne's bankruptcy case. Mr. Weik's base salary is $580,570. The Weik Agreement provides for a bonus of $290,272 for 1995, which was paid on December 31, 1995. If Mr. Weik is employed by Spectradyne on the effective date of Spectradyne's plan of reorganization, Mr. Weik shall be entitled to receive a bonus for 1996 of $290,272 pro rated for the number of days from December 31, 1995 to the effective date of the plan of reorganization. Mr. Weik is entitled to participate in any employee benefit plans maintained by Spectradyne.

     If Mr. Weik continues to be employed until the plan of reorganization becomes effective and a sale of all or part of Spectradyne to another business entity (which might take the form of a merger, sale of assets or equity securities) or an alliance or business venture between Spectradyne and other business entities (which may involve a contractual arrangement between Spectradyne and such other entities or a direct investment by another entity into Spectradyne), Mr. Weik shall be entitled to receive from Spectradyne on the later of (i) the effective date of such plan of reorganization or (ii) the closing of a transaction described in this sentence, a bonus (the "Weik Deal Bonus") equal to 0.3% of (a) the aggregate consideration received by Spectradyne, its employees, or its debt and/or equity holders or (b) in the event of a stand-alone plan of reorganization, the enterprise value of the reorganized Company as determined by Salomon Brothers Inc.

     If Spectradyne terminates Mr. Weik's employment without cause prior to the time Spectradyne reaches an agreement in principle or executes a term sheet for a sale, merger, equity infusion, partnership or other transaction that forms the basis for a reorganization of Spectradyne (a "Transaction"), Mr. Weik will be entitled to receive (i) a lump-sum severance payment of $870,842 and (ii) a sum equal to $290,272 pro rated for the number of days Mr. Weik was employed in such year.

     If Spectradyne terminates Mr. Weik without cause after Spectradyne has reached an agreement in principle for a Transaction, Mr. Weik will be entitled to receive from Spectradyne the Weik Deal Bonus and Mr. Weik's base salary through the earlier of (i) the effective date of Spectradyne's plan of reorganization and (ii) the expiration of 90 days following the date of termination. In addition, Mr. Weik will be entitled to receive a sum equal to $290,272 pro rated for the number of days that he was employed during such year.

     Upon Mr. Weik's death or permanent disability, the Weik Agreement shall terminate; provided, however, that any Weik Deal Bonus that inures prior to such date will still be due. In addition, in the event of Mr. Weik's total permanent disability, Mr. Weik will be entitled to receive salary compensation for six months. In the event of Mr. Weik's death, his estate will receive $290,272.
The Weik Agreement contains confidentiality provisions and certain non-competition provisions.

     The Weik Agreement provides that Spectradyne will provide, for the period of Mr. Weik's employment, term life insurance for Mr. Weik in the principal amount of not less than $2.0 million and long term disability insurance providing for monthly payments of 60% of Mr. Weik's monthly base salary in the event of total disability.

     Mr. Weik has the right to terminate the Weik Agreement upon 30 days notice.

     Richard M. Gozia.  Spectradyne entered into a retention and severance
     ----------------
agreement on December 4, 1995 with Richard M. Gozia (the "Gozia Agreement"), pursuant to which Mr. Gozia serves as Executive Vice President and Chief Financial Officer of Spectradyne and its affiliates, including the Company. The Gozia Agreement expires on the effective date of a plan of reorganization confirmed in Spectradyne's bankruptcy case. Mr. Gozia's base salary is $268,840. The Gozia Agreement provides for a bonus of $134,420 for 1995, which was paid on December 31, 1995. If Mr. Gozia is employed by Spectradyne on the effective date of its plan of reorganization, he shall receive a bonus for 1996 of $134,420 pro rated based on the number of days from December 31, 1995 to the effective date of the plan of reorganization. Mr. Gozia is entitled to participate in any employee benefit plans maintained by Spectradyne.

     If Mr. Gozia continues to be employed until the plan of reorganization becomes effective and a sale of all or part of Spectradyne to another business entity (which might take the form of a merger, sale of assets or equity securities) or an alliance or business venture between Spectradyne and other business entities (which may involve a contractual arrangement between Spectradyne and such other entities or a direct investment by another entity into Spectradyne), Mr. Gozia shall be entitled to receive from Spectradyne on the later of (i) the effective date of such plan of reorganization or (ii) the closing of a transaction described in this sentence, a bonus (the "Gozia Deal Bonus") equal to 0.15% of (a) the aggregate consideration received by Spectradyne, its employees, or its debt and/or equity holders or (b) in the event of a stand-alone plan of reorganization, the enterprise value of the reorganized Company as determined by Salomon Brothers Inc.

     If Spectradyne terminates Mr. Gozia's employment without cause prior to the time Spectradyne reaches an agreement in principle or executes a term sheet for a Transaction, Mr. Gozia will be entitled to receive (i) a lump-sum severance payment of $403,260 and (ii) a sum equal to $134,420 pro rated for the number of days Mr. Gozia was employed in such year.

     If Spectradyne terminates Mr. Gozia without cause after Spectradyne has reached an agreement in principle for a Transaction, Mr. Gozia will be entitled to receive the Gozia Deal Bonus and Mr. Gozia's base salary through the earlier of (i) the effective date of Spectradyne's plan of reorganization and (ii) the expiration of 90 days following the date of termination. In addition, Mr. Gozia will be entitled to receive a sum equal to $134,420 pro rated for the number of days that he was employed during such year.

     The Gozia Agreement contains confidentiality provisions and certain non-competition provisions. Mr. Gozia has the right to terminate the Gozia Agreement upon 30 days notice.

     Elaine W. Parrish.  Spectradyne entered into an employment agreement,
     -----------------
effective as of December 1, 1994, with Elaine Parrish which was amended on August 1, 1995, (collectively, the "Parrish Agreement") pursuant to which Ms. Parrish serves as Senior Vice President of Sales and Affiliate Marketing of Spectradyne. The Parrish Agreement expires on December 1, 1997. The Parrish Agreement provides for a base salary for 1995 of $160,014 and is subject to an annual increase based upon the increase during the previous year in the Consumer Price Index for Urban Wage Earners in Dallas, Texas, or any greater amount approved by Spectradyne's Board of Directors. Ms. Parrish is eligible to receive an annual incentive payment pursuant to the Bonus Plan, which will be equal to 50% of Ms. Parrish's annual base salary if the Bonus Plan targets are achieved; provided, however, that for the period ending December 31, 1995, the amount of such incentive payment was set at 50% of Ms. Parrish's annual base salary for such period and such incentive payment for 1995 was paid on December 31, 1995.

     The Parrish Agreement also provides for (i) a one-time payment of $45,000 representing loss of income from her previous job, (ii) the payment by Spectradyne of closing costs not to exceed $10,000 associated with the purchase of a home in Dallas, (iii) reimbursement of reasonable relocation expenses, and
(iv) the grant to Ms. Parrish of options to purchase 60,000 shares of Common Stock under Spectradyne's 1994 Management Incentive Equity Plan that vest at the rate of 25% per year. The Parrish Agreement also provides that if Ms. Parrish's employment is terminated without cause by Spectradyne, the terms of Spectradyne's 1994 Management Incentive Equity Plan will not be construed or interpreted to preclude Ms. Parrish from recovering the remaining stock described in (iv) of the preceding sentence. Ms. Parrish also is entitled to participate in any employee benefit plan maintained by Spectradyne.

     Spectradyne has the right to terminate Ms. Parrish's employment upon a material breach of the Parrish Agreement by Ms. Parrish on (i) 30 days notice or
(ii) the payment of 30 days' pay in lieu of notice. Upon termination by Spectradyne, Ms. Parrish is entitled to all accrued cash and non-cash compensation to the date of termination.

     Ms. Parrish has the right to terminate the Parrish Agreement upon a material breach of the Parrish Agreement by Spectradyne. Upon such termination, Ms. Parrish will be entitled to receive all sums due to her through the date of termination and an amount equal to 150% of Ms. Parrish's annual base salary.

     The Parrish Agreement contains certain confidentiality, proprietary information and non-competition provisions. The Parrish Agreement also provides that it may be assigned to Spectradyne at any time.

     Howard D. Gardner.  Spectradyne entered into an employment agreement,
     -----------------
effective as of January 1, 1995, with Howard D. Gardner that was amended on August 1, 1995 (collectively, the "Gardner Agreement"), pursuant to which Mr. Gardner serves as Senior Vice President of Technology and Network Operations of Spectradyne. The Gardner Agreement expires on December 31, 1997. Mr. Gardner's base salary for 1995 was $152,400 and is subject to a yearly increase based upon the increase during the previous year in the Consumer Price Index for Urban Wage Earners in Dallas, Texas or any greater amount approved by Spectradyne's Board of Directors. Mr. Gardner is eligible to receive an annual incentive payment pursuant to the Bonus Plan, which will be equal to 50% of his base salary if the Bonus Plan targets are achieved, provided, however, that for the year ending December 31, 1995, the amount of such incentive payment was set at 50% of Mr. Gardner's annual base salary for such period and such incentive payment for 1995 was paid on December 31, 1995. Mr. Gardner also is entitled to participate in any employee benefit plans maintained by Spectradyne.

     Spectradyne has the right to terminate Mr. Gardner's employment upon a material breach of the Gardner Agreement by Mr. Gardner on (i) 30 days notice or
(ii) the payment of 30 days' pay in lieu of notice. Upon termination by Spectradyne, Mr. Gardner is entitled to all accrued cash and non-cash compensation to the date of termination.

     Mr. Gardner has the right to terminate the Gardner Agreement upon a material breach of the Gardner Agreement by Spectradyne. Upon such termination, Mr. Gardner will be entitled to receive all sums due to him through the date of termination and an amount equal to 150% of Mr. Gardner's annual base salary.

     The Gardner Agreement contains certain confidentiality, proprietary information and non-competition provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Goldberg, Poitier and Ziffren are the members of the Compensation Committee. No executive officer of the Company served as a director or member of the Compensation Committee of another entity that had a director or executive officer serve on the Company's board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The table below sets forth certain information, to the Company's knowledge, as of March 1, 1996, unless otherwise indicated, regarding the beneficial ownership of the Company's Class A and Class B Common Stock, by (i) each person known by the Company to own beneficially more than 5 percent of its outstanding shares of Class A or Class B Common Stock, (ii) each director of the Company,
(iii) the executive officers of the Company named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares of Common Stock beneficially owned by him or her.



                                        Class A                       Class B
                              ----------------------------  ----------------------------
                               Number of                     Number of
                                 Shares                        Shares
                              Beneficially  Percentage of   Beneficially  Percentage of
Beneficial Owner                 Owned        Shares/1/        Owned        Shares/1/
----------------------------  ------------  --------------  ------------  --------------
Rainbow Company/2, 3/            4,593,476           99.9%     4,674,986           19.5%
Gary G. Weik                           ---            ---            ---            ---
Richard M. Gozia                       ---            ---            ---            ---
Elaine W. Parrish                      ---            ---            ---            ---
Howard D. Gardner                      ---            ---          9,994/4/         ---
Michael C. Colleran                    ---            ---            ---            ---
John Davis                             ---            ---            ---            ---
Marvin Davis/2, 3/               4,593,476           99.9%     4,674,986           19.5%
Leonard Goldberg                       ---            ---            ---            ---
Gerald S. Gray                         ---            ---            ---            ---
Sidney Poitier                         ---            ---            ---            ---
Michael J. Seibert                     ---            ---            ---            ---
Kenneth Ziffren                        ---            ---            ---            ---
Janet L. Dalicandro                    ---            ---          3,598/5/         ---
Harry S. Budow                         ---            ---         25,183/6/         ---
All executive officers and
  directors as a group (12
  persons)/7/                    4,593,476           99.9%     4,713,756           19.6%
--------------------

* Less than 1%

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

/3/ Rainbow is a general partnership controlled by Mr. Marvin Davis through its general partners, Davis-Rainbow, Inc., and the Marvin Davis and Barbara Davis Revocable Trust. Rainbow is the record owner of substantially all of the shares of Class A Common Stock of the Company. The mailing address of the principal executive office of Rainbow is Suite 2800, 2121 Avenue of the Stars, Los Angeles, California 90067-5000.

/4/ Includes 8,994 shares of Class B Common Stock issuable upon exercise of vested options.

/5/ Includes 3,598 shares of Class B Common Stock issuable upon exercise of vested options.

/6/ Includes 25,183 shares of Class B Common Stock issuable upon exercise of vested options.

/7/ Includes an aggregate of 40,780 shares of Common Stock issuable upon the exercise of vested options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(A)(1)  FINANCIAL STATEMENTS

        The following consolidated financial statements of SpectraVision, Inc. are included in Item 8:

        Independent Auditors' Report

        Consolidated Statements of Financial Position at December 31, 1995 and 1994

        Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

        Notes to the Consolidated Financial Statements


(A)(2)  FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statement schedule of SpectraVision, Inc. is included:

        Schedule II -- Valuation Accounts

        Information required by the other schedules has been presented in the notes to the consolidated financial statement or such schedule is not applicable and, therefore, has been omitted.

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

        4.1 Indenture dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc., and U.S. Trust Company of Texas, N.A., as Trustee, re: 11 1/2% Senior Subordinated Reset Notes due 2002 (filed as Exhibit 4.2 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

        4.2 Form of Note (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1/S-2 (Registration No. 33-66762) and incorporated herein by reference)

        4.4 Contingent Value Rights Agreement dated as of November 23, 1992 by and among SPI Holding, Inc., Spectradyne, Inc. and U.S. Trust Company of Texas, N.A., as Trustee, re: Contingent Value Rights (filed as Exhibit 4.3 to the Company's 1992 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

   Exhibit No.  Description
   -----------  -----------

      4.5 Form of Indenture dated as of October 1, 1993 by and among SPI Holding, Inc., Spectradyne, Inc., SPI Newco, Inc. and First Trust National Association, as Trustee, re: 11 1/2% Senior Discount Notes due 2001 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1/S-3 (Registration No. 33-66762) and incorporated herein by reference)

      4.6 Loan and Security Agreement between Spectradyne, Inc. and Foothill Capital Corporation dated June 9, 1995.

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

      10.16 Employment Agreement dated August 31, 1994 between SpectraVision and Gary Weik (filed as the corresponding exhibit to the Company's 1994 Form 10-K and incorporated herein by reference)

      10.17 Amendment Number One dated January 1, 1995 to Employment Agreement between SpectraVision and Gary Weik (filed as the corresponding exhibit to the Company's 1994 Form 10-K and incorporated herein by reference)

      10.18 Restated Employment Agreement dated September 21, 1994 between SpectraVision, Inc. and Richard M. Gozia (filed as the corresponding exhibit to the Company's 1994 Form 10-K and incorporated herein by reference)

      10.19 Personal Services Agreement dated April 5, 1994 between Spectradyne, Inc. and Harry S. Budow and Amendment to the Personal Services Agreement dated March 24, 1994 between Spectradyne, Inc. and Harry S. Budow (filed as Exhibits 10.14 and 10.15 to the Company's 1993 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference)

      10.20 Employment Agreement dated January 1, 1995 between SpectraVision, Inc. and Howard D. Gardner (filed as the corresponding exhibit to the Company's 1994 Form 10-K and incorporated herein by reference)

   Exhibit No.  Description
   -----------  -----------

      10.21 Restated Employment Agreement dated December 5, 1994 between SpectraVision, Inc. and Elaine W. Parrish (filed as the corresponding exhibit to the Company's 1994 Form 10-K and incorporated herein by reference)

      10.22 Executive Retirement Plan (filed as Exhibit 10(g) to Spectradyne, Inc.'s 1986 Form 10-K (Commission File No. 0-9312) and incorporated herein by reference)

      10.23 Management Incentive Bonus Plan of SpectraVision, Inc. dated February 2, 1994 (filed as Exhibit 10.17 to the Company's 1993 Form 10-K (Commission File No. 1-9724) and incorporated herein by reference.)

      10.24 Agreement for Phase 1 Information Technology Services between Spectradyne, Inc. and Electronic Data Systems Corporation dated as of July 28, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.25 Phase 2 Information Technology Product and Service Agreement between Electronic Data Systems Corporation and Spectradyne, Inc., dated as of August 27, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.26 Addendum No. 3 to Phase 2 Operating Lease, between Spectradyne, Inc. and Electronic Data Systems Corporation, dated as of August 27, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.27 Addendum No. 4 to Phase 1 Operating Lease, between Spectradyne, Inc. and Electronic Data Systems Corporation, dated as of August 27, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.28 Special Provisions Agreement among Spectradyne, Inc., SpectraVision, Inc., and Electronic Data Systems Corporation, dated as of January 1, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.29 Technology Services Agreement between Spectradyne, Inc. and Certech Technology, Inc., dated as of December 17, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.30 Personal Computer Functionality Management Agreement between SPI Holding, Inc. and EDS Technical Products Corporation, dated July 28, 1993 (filed as the corresponding exhibit to the Company's 1994 Form 10-K/A and incorporated herein by reference)

      10.31 Retention and Severance Agreement dated December 20, 1995 between Spectradyne, Inc. and Gary G. Weik

      10.32 Retention and Severance Agreement dated December 4, 1995 between Spectradyne, Inc. and Richard M. Gozia

      10.33 Amendment Number One to Employment Agreement dated August 1, 1995 between SpectraVision, Inc., Spectradyne, Inc. and Elaine Parrish

   Exhibit No.  Description
   -----------  -----------

      10.34 Amendment Number One to Employment Agreement dated August 1, 1995 between SpectraVision, Inc., Spectradyne, Inc., and Howard
                D. Gardner

      10.35 Loan and Security Agreement by and between Spectradyne, Inc. and Foothill Capital Corporation, dated June 9, 1995 (filed as
                Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

      10.36 Amendment Number One to Loan and Security Agreement by and between Spectradyne, Inc. and Foothill Capital Corporation, dated July 20, 1995 (filed as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

      21 Subsidiaries of SpectraVision, Inc. (filed as Exhibit 22 to the Company's 1994 Form 10-K and incorporated herein by reference)

      27        Financial Data Schedule for the year ended December 31, 1995.

_______________
(B)   REPORTS ON FORM 8-K
      None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF RICHARDSON, STATE OF TEXAS ON MARCH 27, 1996.

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

SIGNATURE                      TITLE                            DATE
---------                      -----                            ----


 /s/  GARY G. WEIK             Chairman of the Board and        March 27, 1996
-----------------------------  Chief Executive Officer
Gary G. Weik                   (Principal Executive Officer)


 /s/  RICHARD M. GOZIA         Executive Vice President         March 27, 1996
-----------------------------  and Chief Financial Officer
Richard M. Gozia               (Principal Financial Officer)


 /s/  MICHAEL SCOTT SMITH      Vice President and Corporate     March 27, 1996
-----------------------------  Controller
Michael Scott Smith            (Principal Financial Officer)

                               Director
-----------------------------
Michael C. Colleran


                               Director
-----------------------------
John Davis


  /s/ MARVIN DAVIS             Director                         March 27, 1996
-----------------------------
Marvin Davis


                               Director
-----------------------------
Leonard Goldberg


  /s/ GERALD S. GRAY           Director                         March 27, 1996
-----------------------------
Gerald S. Gray


  /s/ SIDNEY POITIER           Director                         March 27, 1996
-----------------------------
Sidney Poitier


  /s/ MICHAEL J. SEIBERT       Director                         March 27, 1996
-----------------------------
Michael J. Seibert


  /s/ KENNETH ZIFFREN          Director                         March 27, 1996
-----------------------------
Kenneth Ziffren

                              SPECTRAVISION, INC.
                                  Schedule II

                               VALUATION ACCOUNTS
                               ------------------

                   COL. A                        COL. B                    COL. C                COL. D  COL.E
                                                                         Additions
                                                             ----------------------------------
                                               Balance at
                                              Beginning of   Charged to Costs                                  Balance at
               Description                       Period         & Expenses     Charged to Other   Deductions  End of Period
--------------------------------------------  -------------  ----------------  ----------------   ----------  -------------
From January 1, 1995 to December 31, 1995
    Deferred tax asset valuation allowance     $113,375,000       $26,057,000       $  -            $      -   $139,432,000
    Bad debt allowance                            1,072,268           739,732          -                   -      1,812,000
From January 1, 1994 to December 31, 1994
    Deferred tax asset valuation allowance     $ 38,240,000       $75,135,000       $  -            $      -   $113,375,000
    Bad debt allowance                              967,000           285,197          -             179,929      1,072,268
From January 1, 1993 to December 31, 1993
    Deferred tax asset valuation allowance     $ 14,584,000       $23,656,000       $  -            $      -   $ 38,240,000
    Bad debt allowance                              524,000           900,000          -             457,000        967,000