Form 10-Q
period 1996-03-31
SPECTRAVISION INC
filed 1996-05-14
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       or
     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________________ TO ________________

                         COMMISSION FILE NUMBER: 1-9724


                              SPECTRAVISION, INC.
                              -------------------
            (Exact name of Registrant as specified in its charter)


              DELAWARE                                      75-2182004
- ------------------------------------                  ---------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

1501 NORTH PLANO ROAD, RICHARDSON, TEXAS                      75081
- ----------------------------------------              ---------------------
(Address of principal executive offices)                   (Zip Code)

                                (214) 234-2721
                        -------------------------------
                        (Registrant's telephone number,
                             including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                              ------      ------

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   X       No
                                        ------      ------

       Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding at
              Title of each Class                  May 9, 1996
     --------------------------------------       --------------
     Class A Common Stock, $0.001 Par Value         4,593,526
     Class B Common Stock, $0.001 Par Value        19,390,379

                                     INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Financial Position
           as of March 31, 1996 and December 31, 1995................  2

           Condensed Consolidated Statements of Operations
           for the Three Months ended March 31, 1996 and 1995........  4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 1996 and 1995........  5

           Notes to the Condensed Consolidated Financial Statements..  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings......................................... 15

Item 6.    Exhibits and Reports on Form 8-K.......................... 15

                        PART I.   FINANCIAL INFORMATION

                        ITEM I.   FINANCIAL STATEMENTS

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          March 31,   December 31,
                                                            1996          1995
                                                         -----------  -------------
                                                         (unaudited)
ASSETS

   Cash and Cash Equivalents                              $   5,333      $   3,438
   Accounts Receivable (net of allowance for doubtful
      accounts of $1,534 and $1,812 in 1996 and 1995,
      respectively)                                          18,139         16,428
   Debt Issuance Costs (net)                                  5,745          5,827
   Prepaids and Other Assets                                  7,523          8,125

   Video Systems
       In Process Video Systems                              13,750         11,329
       Installed Video Systems                              250,882        247,987
                                                          ---------      ---------
                                                            264,632        259,316
      Less Accumulated Depreciation and Amortization       (163,451)      (155,604)
                                                          ---------      ---------
   Total Video Systems                                      101,181        103,712

   Building and Equipment
      Building                                                4,300          4,300
      Furniture, Fixtures and Other Equipment                 8,059          8,002
                                                          ---------      ---------
                                                             12,359         12,302
      Less Accumulated Depreciation                          (6,389)        (5,921)
                                                          ---------      ---------
   Total Building and Equipment                               5,970          6,381

   Land                                                       2,559          2,559

   Hotel Contracts (net)                                     46,753         47,403
   Deferred Contract Concession Costs (net)                  11,245         11,749
                                                          ---------      ---------
TOTAL ASSETS                                              $ 204,448      $ 205,622
                                                          =========      =========

   See Accompanying Notes to the Condensed Condolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  March 31,    December 31,
                                                                    1996          1995
                                                                  ---------    ------------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Accounts Payable                                            $  11,140       $   8,128
      Accrued Liabilities
          Compensation                                                1,518           2,112
          Other                                                       9,051           9,269
      Deferred Income Taxes                                           5,186           5,467

      Debt
          Foothill Revolving Credit Facility                         35,142          26,703
          Capitalized Lease Obligations                               2,979           1,964
                                                                  ---------       ---------
      Total Debt                                                     38,121          28,667

   Liabilities Subject to Settlement Under
      Reorganization                                                578,954         579,587
                                                                  ---------       ---------

   Total Liabilities                                                643,970         633,230

   Contingent Value Rights Subject to Settlement
       Under Reorganization                                          20,000          20,000

   Stockholders' Deficit

      Class A Common Stock - $0.001 par value, authorized
          6,000,000 shares, issued and outstanding, 4,593,526
          shares in 1996 and 1995                                         5               5
      Class B Common Stock - $0.001 par value, authorized
          144,000,000 shares, issued and outstanding,
          19,390,379 shares in 1996 and 1995                             19              19
      Additional Paid in Capital                                    392,185         392,185
      Retained Deficit                                             (852,316)       (840,289)
      Foreign Currency Translation Adjustment                           585             472
                                                                  ---------       ---------
   Total Stockholders' Deficit                                     (459,522)       (447,608)
                                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 204,448       $ 205,622
                                                                  =========       =========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ---------------------------
                                                                         1996            1995
                                                                     -----------     -----------
Revenues:
 Pay-Per-View                                                        $    25,265     $    28,084
 Free-To-Guest                                                             2,766           3,458
 Other                                                                     1,125           1,593
                                                                     -----------     -----------
Total Revenues                                                            29,156          33,135

Direct Costs:
 Pay-Per-View                                                             10,539           9,628
 Free-To-Guest                                                             3,002           2,833
 Other                                                                       563             535
                                                                     -----------     -----------
Total Direct Costs                                                        14,104          12,996

Depreciation and Amortization                                             10,475           8,974
Operating Expenses                                                         9,082          10,182
Selling, General and Administrative Expense                                4,920           5,602
Research and Development (net)                                               529             601
Exchange Loss                                                                  7             145
                                                                     -----------     -----------
Total Costs and Expenses                                                  39,117          38,500
                                                                     -----------     -----------
Operating Loss                                                            (9,961)         (5,365)

Non-Operating (Income)                                                       (39)            -

Interest Expense, net (Contractual interest expense of $17,098
 for the three months ended March 31, 1996)                                1,270          14,830
                                                                     -----------     -----------
Loss Before Reorganization Items and Income Taxes                        (11,192)        (20,195)
Reorganization Items                                                         894             -
                                                                     -----------     -----------
Loss Before Income Taxes                                                 (12,086)        (20,195)
Income Taxes
 State and Foreign Provision                                                 316               1
 Deferred Benefit                                                           (375)           (242)
                                                                     -----------     -----------
Total Income Tax Benefit                                                     (59)           (241)
                                                                     -----------     -----------
Net Loss                                                             $   (12,027)    $   (19,954)
                                                                     ===========     ===========
Loss Per Common Share                                                $     (0.50)    $     (0.83)
                                                                     ===========     ===========
Average Common Shares Outstanding                                     23,983,905      23,983,905

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                   1996            1995
                                                                 --------        --------
Operating Activities:
 Net loss                                                        $(12,027)       $(19,954)
 Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization                                   10,475           8,974
   Other non-cash items:
     Conversion of non-cash interest to secondary notes               -            12,429
     Write off of assets                                              373             -
     Deferred income tax benefit                                     (375)           (242)
     Accretion of discount on senior notes                            -             4,816
     Amortization of debt issuance cost                                83             309
     Exchange loss                                                      7             145
     Other items, net                                                 (75)            -
 Increase (decrease) in:
   Accounts payable                                                 3,012            (204)
   Accrued interest                                                   -            (2,051)
   Other accrued liabilities                                         (586)          4,887
   Income taxes payable                                              (226)            -
 Decrease (increase) in:
   Accounts receivable                                             (1,711)         (1,688)
   Prepaids and other assets                                         (155)            260
   Income tax receivable                                              211             -
                                                                 --------        --------
Net cash provided by (used in) operating activities                  (994)          7,681

Investing Activities:
 Cost of in-process systems and capital expenditures               (4,048)         (7,528)

Financing Activities:
 Borrowing under Foothill revolving facility                       30,299             -
 Repayment of Foothill revolving facility                         (21,858)            -
 Repayment of other debt and capitalized leases                    (1,618)         (1,303)
                                                                 --------        --------
Net cash provided by (used in) financing activities                 6,823          (1,303)

Effect of exchange rate changes on cash                               113             (65)
                                                                 --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                1,895          (1,215)

Cash and cash equivalents at beginning of period                    3,438           1,317
                                                                 --------        --------
Cash and cash equivalents at end of period                       $  5,333        $    102
                                                                 ========        ========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


1. GENERAL NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------------------------------------

   These condensed consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the 1995 Annual Report on Form 10-K of SpectraVision, Inc. ("SpectraVision", or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, except as described in note 3, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

2. ORGANIZATION AND BASIS OF PRESENTATION
   --------------------------------------

   The Company is a leading provider of in-room entertainment services to the lodging industry. Founded in 1971, the Company originally developed and patented a system known as "SpectraVision", which provides in-room television viewing of recently released major and other motion pictures on a pay-per-view ("PPV") basis.

   Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include SpectraVision, SPI Newco, Inc. ("Newco") its direct subsidiary, Spectradyne, Inc. ("Spectradyne") the direct subsidiary of Newco, and the foreign subsidiaries.

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. The adoption of this statement did not have a material effect on the Company's financial position or results of its operations.

3. BANKRUPTCY
   ----------

   On June 8, 1995 (the "Petition Date"), SpectraVision, together with Newco, Spectradyne, Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. On June 23, 1995, a single unsecured creditors' committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

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

   As of December 1995, the Company employed Salomon Brothers Inc. as investment bankers and financial advisors. The agreement with Salomon Brothers Inc. calls for a monthly advisory fee and an additional fee

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


("Transaction Fee") upon the consummation of a transaction resulting in the sale of the Company. The Transaction Fee will be a percentage of the total purchase price.

   In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy. On April 19, 1996, the Company announced the signing of an agreement with Ascent Entertainment Group, Inc. ("Ascent") in which Ascent would acquire the assets and certain of the liabilities of the Company. Ascent intends to combine its 85 percent-owned subsidiary, On Command Video Corporation ("OCV") with the Company's assets and certain of its liabilities to form a new company ("Newco") which will be 72.5 percent-owned by Ascent and the current minority shareholders of OCV. The Company's bankruptcy estate will receive 27.5 percent of Newco's stock, which will be distributed through a bankruptcy plan to the Company's creditors to resolve claims of approximately $600 million. Newco will also issue warrants to be distributed by Ascent to purchase 13 percent of Newco's common stock and warrants to the Company's estate to purchase another 7 percent of the stock.

   The Creditors' Committee has approved the transaction with Ascent. However, the transaction is subject to Bankruptcy Court approval, Hart-Scott-Rodino Antitrust Improvements Acts clearance and certain other conditions. There can be no assurance that such approvals will be obtained or that the transaction will be consummated. If the transaction is consummated, shares of Newco are expected to be publicly traded upon completion of the transaction, which is expected to be completed by the end of the third quarter of 1996.

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

   The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. In addition, the Company's independent public accountants included in their report on the Company's consolidated financial statements as of December 31, 1995, an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern.

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

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


   Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be impaired, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at March 31, 1996 (dollars in thousands):

    Debt Instruments:
         11.5% Senior Discount Notes due 2000                              $180,904
         11.65% Senior Subordinated Reset Notes due 2001                    313,262
                                                                           --------
         Total debt instruments                                             494,166

    Accrued Expenses:
         Interest                                                             2,411
         Liabilities                                                          4,157
         Compensation                                                           885
                                                                           --------
                                                                              7,453

    Capital lease obligations                                                21,714
    Accounts payable                                                         11,144
    EDS & EDS affiliated                                                     44,477
                                                                           --------
         Total liabilities subject to settlement under reorganization      $578,954
                                                                           ========
    Contingent Value Rights subject to settlement under reorganization     $ 20,000
                                                                           ========

   The total effect of the bankruptcy reorganization items was to increase the net loss for the three months ended March 31, 1996 by approximately $.9 million or $.04 per common share. The bankruptcy reorganization items consist of normal bankruptcy, professional and miscellaneous charges.

4. DEBT
   ----

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

   The Foothill Loan is secured by all of the assets of Spectradyne and certain subsidiaries, all of the outstanding stock of the Company's subsidiaries and the guarantees of SpectraVision and certain subsidiaries. The Foothill Loan contains various and customary financial and operating covenants including limitations on additional indebtedness and limitations on capital expenditures. At March 31, 1996 the Company was not in compliance with the financial covenants relating to its minimum revenue per room, its operating cash flow and its fixed charges to cash flow ratio requirements. On May 10, 1996 the Company obtained a waiver from Foothill Capital Corporation for these covenant violations.
However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios in 1996. Accordingly, in July, Foothill Capital Corporation could elect to terminate the revolving line of credit, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the revolving line of credit if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

   Pursuant to SOP 90-7, the Company has discontinued, effective June 8, 1995, the accrual of interest on pre-petition debt that is unsecured or estimated to be undersecured.

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


5. CONTINGENCIES
   -------------

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

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


6. BALANCE SHEET OF ENTITIES UNDER CHAPTER 11
   ------------------------------------------

   The condensed balance sheet of SpectraVision and all entities included in the Chapter 11 filings is as follows (dollars in thousands):

                                                                           March 31, 1996
                                                                             (Unaudited)
                                                                           --------------
ASSETS                                                                          $      76
                                                                                   15,400
    Cash and Cash Equivalents                                                       5,745
    Accounts Receivable                                                             6,647
    Debt Issuance Costs (net)
    Prepaids and Other Assets

    Video Systems
      In process Video Systems                                                      9,339
      Installed Video Systems                                                     217,787
                                                                                ---------
                                                                                  227,126
      Less Accumulated Depreciation and Amortization                             (139,332)
                                                                                ---------
    Total Video Systems                                                            87,794

    Building and Equipment
      Building                                                                      4,300
      Furniture, Fixtures and Other Equipment                                       6,664
                                                                                ---------
                                                                                   10,964

      Less Accumulated Depreciation                                                (5,181)
                                                                                ---------
    Total Building and Equipment                                                    5,783

    Land                                                                            2,559

    Hotel Contracts (net)                                                          46,753
    Deferred Contract Concession Costs (net)                                       11,246

    Investment In and Advances to Subsidiaries                                     34,992
                                                                                ---------
TOTAL ASSETS                                                                    $ 216,995
                                                                                =========

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


                                                                          March 31, 1996
                                                                           (Unaudited)
                                                                          --------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

   Liabilities
      Accounts Payable                                                          $ 10,855
      Accrued Liabilities                                                          9,882
      Deferred Income Taxes                                                        4,972

   Debt
      Foothill Revolving Credit Facility                                          35,142
      Capitalized Lease Obligations                                                2,602
                                                                                --------
   Total Debt                                                                     37,744

   Liabilities Subject to Settlement Under Reorganization                        578,954

   Intercompany Payables                                                           5,255
                                                                                ---------
   Total Liabilities                                                              647,662

   Contingent Value Rights Subject to Settlement Under Reorganization              20,000

   Stockholders' Deficit

      Class A Common Stock                                                              5
      Class B Common Stock                                                             19
      Additional Paid In Capital                                                  392,185
      Retained Deficit                                                           (841,989)
      Foreign Currency Translation Adjustment                                        (887)
                                                                                ---------
   Total Stockholders' Deficit                                                   (450,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 216,995
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

   At March 31, 1996, the Company had total liabilities of approximately $644.0 million and total assets of $204.4 million. The Company's cash flow from operations before reorganization expenses (earnings before interest, taxes, depreciation, amortization, reorganization expenses and other non-cash items) for the three months ended March 31, 1996 was $.6 million as compared to $3.8 million cash flow from operations for the three months ended March 31, 1995. Cash and Cash Equivalents was $3.4 million at December 31, 1995 and $5.3 million at March 31, 1996. During the three months ended March 31, 1996, the Company used available cash of $3.4 million and net borrowings under the Foothill Loan in the amount of $8.4 million for capital expenditures of $4.0 million, payment of other debt and capital leases in the amount of $1.6 million and to fund operating activities of $.9 million.

   The increase in accounts payable from December 31, 1995 to March 31, 1996 is primarily due to an agreement reached with EDS to defer the payment of certain of their invoices until later in 1996. Changes in Video Systems since December 31, 1995 include capital purchases of $4.0 million and increases in capital leases of $1.8 million offset by the write-off of assets of $.4 million.

   On June 9, 1995, Spectradyne entered into the Foothill Loan which allows for revolving advances up to a maximum amount of $40 million and bears interest
payable monthly at prime plus 1.75% with a floor of 8.5%.   At March 31, 1996,
the Company had $4.9 million available under the Foothill Loan.

   In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy. On April 19, 1996, the Company announced the signing of an agreement with Ascent in which Ascent would acquire the assets and certain of the liabilities of the Company. Ascent intends to combine its 85 percent-owned subsidiary, OCV with the Company's assets and certain of its liabilities to form a Newco which will be 72.5 percent-owned by Ascent and the current minority shareholders of OCV. The Company's bankruptcy estate will receive 27.5 percent of Newco's stock, which will be distributed through a bankruptcy plan to the Company's creditors to resolve claims of approximately $600 million. Newco will also issue warrants to be distributed by Ascent to purchase 13 percent of Newco's common stock and warrants to the Company's estate to purchase another 7 percent of the stock.

   The Creditors' Committee has approved the transaction with Ascent. However, the transaction is subject to Bankruptcy Court approval, Hart-Scott-Rodino Antitrust Improvements Acts clearance and certain other conditions. There can be no assurance that such approvals will be obtained or that the transaction will be consummated. If the transaction is consummated, shares of Newco are expected to be publicly traded upon completion of the transaction, which is expected to be completed by the end of the third quarter of 1996.

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

   At March 31, 1996 the Company was not in compliance with certain of its financial covenants under the Foothill Loan. On May 10, 1996, the Company obtained a waiver from Foothill Capital Corporation for these covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios for the remainder of 1996. Accordingly, in July, Foothill Capital Corporation could elect to terminate the Foothill Loan, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the Foothill Loan if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

   The Company's condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. In addition, the Company's independent public accountants included in their report on the Company's consolidated financial statements as of December 31, 1995, an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

   The following discussion and analysis addresses the results of operations for the three month periods ended March 31, 1996 (the "1996 First Quarter") and March 31, 1995 (the "1995 First Quarter").

   The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                            1996      1995
                                          --------  --------
Hotels Served at March 31                    1,767     2,236
Rooms Served at March 31                   526,152   619,615
Average Rooms Served During the Period     529,943   619,996
Average Price per View                    $   8.04  $   7.73
Revenue per Equipped Room per Day         $   0.53  $   0.51

FIRST QUARTER ENDED MARCH 31, 1996 COMPARED
    TO FIRST QUARTER ENDED MARCH 31,1995

   Total revenues decreased to $29.2 million in the 1996 First Quarter from $33.1 million in the 1995 First Quarter, a decrease of $3.9 million or 11.8%. Of the total revenues reported in the 1996 First Quarter, 86.7% were revenues from pay-per-view, 9.6% were from free-to-guest, and 3.7% were from other sources.

   Pay-per-view revenues decreased to $25.3 million in the 1996 First Quarter from $28.1 million in the 1995 First Quarter, a decrease of $2.8 million or 10.0%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served, which resulted in a decrease in revenues of approximately $3.9 million. The decline in the number of revenue producing rooms during the quarter is due to the loss of rooms from non-renewal of certain hotel PPV contracts as a result of the intense competition in the hotel pay-per-view industry and the Company's voluntary termination of certain unprofitable hotel contracts. These decreases were offset slightly by an increase in average price per view from $7.73 during the 1995 First Quarter to $8.04 for the 1996 First Quarter contributing approximately $1.1 million to pay-per-view revenue. This increase in average price per view is primarily due to the $1.00 price increase the Company implemented on March 1, 1996 for substantially all of the hotels located in the United States.

   Free-to-guest revenues decreased to $2.8 million in the 1996 First Quarter from $3.5 million in the 1995 First Quarter, a decrease of $.7 million or 20.0%. This decrease primarily reflects the decline in the number of hotels served as well as negotiated price reductions in connection with certain PPV contract renewals.

   Pay-per-view direct costs increased to $10.5 million in the 1996 First Quarter from $9.6 million in the 1995 First Quarter, an increase of $.9 million or 9.4%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 41.5% in the 1996 First Quarter from 34.3% in the 1995 First Quarter. This percentage increase is primarily due to increased film licensing fees and in room collateral costs. Film licensing costs were 15.8% of pay-per-view revenues in the 1995 First Quarter as compared to 19.9% in the 1996 First Quarter. The film license costs increased due to higher costs from vendors.
The in room collateral costs, which increased $.4 million or 81.2% increased due to the introduction of the Entertainment Guide.

   Free-to-guest direct costs increased to $3.0 million in the 1996 First Quarter from $2.8 million in the 1995 First Quarter, an increase of $.2 million or 7.1%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 107.1% in the 1996 First Quarter from 81.9% in the 1995 First Quarter. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals and increases in certain free-to-guest programming costs.

   Operating expenses decreased to $9.1 million in the 1996 First Quarter from $10.2 million in the 1995 First Quarter, a decrease of approximately $1.1 million or 10.8%. Operating expenses consist primarily of maintenance of hotel systems including contractual services performed by EDS, pay-per-view equipment rental expense (primarily integrated receiver decoders and file servers for the digital guest choice system) and pay-per-view equipment repairs performed by a third party. Operating expenses declined due to the reduction in the number of hotel rooms served.

   Selling, general and administrative expenses decreased to $4.9 million in the 1996 First Quarter from $5.6 million in the 1995 First Quarter, a decrease of $.7 million or 12.5%. Decreases in salaries and benefits as a result of the reduction in workforce, along with decreases in marketing and public relations expenditures, account for the decrease.

   Interest expense (net) decreased to $1.3 million in the 1996 First Quarter from $14.8 million in the 1995 First Quarter, a decrease of $13.5 million or 91.2%. The decrease is primarily due to the non-accrual of interest on debt instruments subject to settlement under reorganization. The Company also capitalized interest in the amount of $.1 million for the 1996 First Quarter as compared to $1.0 million in the 1995 First Quarter. The Company's cash interest for the 1996 First Quarter was $1.2 million compared to $.3 million for the 1995 First Quarter.

   Reorganization items were $894,000 in the 1996 First Quarter and consisted of normal bankruptcy, professional and other miscellaneous charges.

   Net loss was $12.0 million for 1996 and $20.0 million for 1995. The decrease in the net loss for the First Quarter of 1996 compared to 1995 was primarily due to the decreased interest and operating expenses offset by declining revenues and increases in direct costs, depreciation and amortization, reorganization costs and taxes.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         See references made in the Company's Form 10-K for 1995 for a description of certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Agreement for Transition of Field Services, Interim Payment of Administrative Expenses, and Reservation of Rights Agreement dated January 17, 1996 between SpectraVision, Inc. And Electronic Data Systems Corporation and its subsidiaries.

              27 Financial Data Schedules for the three months ended March 31, 1996

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SPECTRAVISION, INC.



         May 14, 1996              /s/ RICHARD M. GOZIA
    ----------------------         ---------------------------------------------
           (Date)                  RICHARD M. GOZIA
                                   EXECUTIVE VICE PRESIDENT
                                   (Chief Financial Officer and officer duly
                                   authorized to sign on behalf of the
                                   Registrant)