Form 10-Q
period 1996-06-30
SPECTRAVISION INC
filed 1996-08-01
CIK 819898

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      or
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________________ TO_________________

                         Commission file number: 1-9724


                              SpectraVision, Inc.
                              -------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                  75-2182004
- -------------------------------                 --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)



1501 North Plano Road, Richardson, Texas               75081
- ----------------------------------------        --------------------
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
Yes   X       No
    -----        -----

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                                        ---    ---

       Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Outstanding at
        Title of each Class               August 1, 1996
 ------------------------------------    ----------------
Class A Common Stock, $0.001 Par Value         4,593,526
Class B Common Stock, $0.001 Par Value        19,390,379

                                     Index


Part I.      Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Statements of Financial Position
             as of June 30, 1996 and December 31, 1995.........................2

             Condensed Consolidated Statements of Operations
             for the Three Months ended June 30, 1996 and 1995.................4

             Condensed Consolidated Statements of Operations
             for the Six Months ended June 30, 1996 and 1995...................5

             Condensed Consolidated Statements of Cash Flows
             for the Six Months ended June 30, 1996 and 1995...................6

             Notes to the Condensed Consolidated Financial
             Statements........................................................7

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................13


Part II.     Other Information

Item 1.      Legal Proceedings................................................18

Item 6.      Exhibits and Reports on Form 8-K.................................18


                        PART I.   FINANCIAL INFORMATION

                        ITEM I.   FINANCIAL STATEMENTS

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)

                                                       June 30,    December 31,
                                                         1996          1995
                                                      -----------  -------------
                                                      (unaudited)
ASSETS

 Cash and Cash Equivalents                             $   4,918      $   3,438
 Accounts Receivable (net)                                13,763         16,428
 Debt Issuance Costs (net)                                 5,662          5,827
 Prepaids and Other Assets                                 6,323          8,125

 Video Systems
   In Process Video Systems                               10,823         11,329
   Installed Video Systems                               258,573        247,987
                                                       ---------      ---------
                                                         269,396        259,316
   Less Accumulated Depreciation and Amortization       (170,815)      (155,604)
                                                       ---------      ---------
  Total Video Systems                                     98,581        103,712


  Building and Equipment
   Building                                                4,300          4,300
   Furniture, Fixtures and Other Equipment                 8,882          8,002
                                                       ---------      ---------
                                                          13,182         12,302
   Less Accumulated Depreciation                          (6,881)        (5,921)
                                                       ---------      ---------
  Total Building and Equipment                             6,301          6,381

  Land                                                     2,559          2,559

  Hotel Contracts (net)                                   46,104         47,403
  Deferred Contract Concession Costs (net)                10,426         11,749
                                                       ---------      ---------

TOTAL ASSETS                                           $ 194,637      $ 205,622
                                                       =========      =========


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (Dollars in thousands, except share data)

                                                       June 30,    December 31,
                                                         1996          1995
                                                      -----------  -------------
                                                      (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

 Liabilities
    Accounts Payable                                   $  12,289      $   8,128
    Accrued Liabilities
      Interest                                               328              -
      Compensation                                         3,914          2,112
      Other                                                7,655          9,086
    Income Taxes                                             358            183
    Deferred Income Taxes                                  4,920          5,467

    Debt
      Foothill Revolving Credit Facility                  37,919         26,703
      Capitalized Lease Obligations                        3,379          1,964
                                                       ---------      ---------
    Total Debt                                            41,298         28,667

 Liabilities Subject to Settlement Under
    Reorganization                                       576,040        579,587
                                                       ---------      ---------

 Total Liabilities                                       646,802        633,230

 Contingent Value Rights Subject to Settlement
   Under Reorganization                                   20,000         20,000

 Stockholders' Deficit

   Class A Common Stock - $0.001 par value,
      authorized 6,000,000 shares, issued and
      outstanding, 4,593,526 shares in 1996
      and 1995                                                 5              5
   Class B Common Stock - $0.001 par value,
      authorized 144,000,000 shares, issued and
      outstanding, 19,390,379 shares in 1996
      and 1995                                                19             19
   Additional Paid in Capital                            392,185        392,185
   Retained Deficit                                     (863,075)      (840,289)
   Foreign Currency Translation Adjustment                (1,299)           472
                                                       ---------      ---------
 Total Stockholders' Deficit                            (472,165)      (447,608)
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $ 194,637      $ 205,622
                                                       =========      =========

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                    -----------------------
                                                   1996                 1995
                                                 --------             --------

Revenues:
  Pay-Per-View                                  $  25,117            $  27,026
  Free-To-Guest                                     2,723                3,418
  Other                                             1,016                1,629
                                              -----------          -----------
Total Revenues                                     28,856               32,073

Direct Costs:
  Pay-Per-View                                      9,635                9,528
  Free-To-Guest                                     2,880                2,840
  Other                                               469                  520
                                              -----------          -----------
Total Direct Costs                                 12,984               12,888

Depreciation and Amortization                      10,044                9,946
Operating Expenses                                  9,357               10,292
Selling, General and Administrative Expense         3,847                5,127
Research and Development (net)                        459                  582
Exchange Gain (Loss)                                  (11)                 109
                                              -----------          -----------
Total Costs and Expenses
                                                   36,680               38,944
                                              -----------          -----------

Operating Loss                                     (7,824)              (6,871)

Non-Operating Loss (Income)                           273                 (139)

Interest Expense, net (Contractual interest
  expense of $17,877 and $15,746 for the
  three months ended June 30, 1996 and 1995,
  respectively)                                     1,792               12,089
                                              -----------          -----------
Loss Before Reorganization Items and Income
  Taxes                                            (9,889)             (18,821)

Reorganization Items                                  933                  177
                                              -----------          -----------

Loss Before Income Taxes and Extraordinary
  Item                                            (10,822)             (18,998)

Income Taxes
  State and Foreign Provision                         179                   19
  Deferred Benefit                                   (242)                (242)
                                              -----------          -----------
Total Income Tax Benefit                              (63)                (223)
                                              -----------          -----------

Loss Before Extraordinary Item                    (10,759)             (18,775)
Extraordinary Item
  Loss from Debt Extinguishment                         0                 (915)
                                              -----------          -----------

Net Loss                                        $ (10,759)           $ (19,690)
                                              ===========          ===========

Loss Per Common Share                           $   (0.45)           $   (0.82)
                                              ===========          ===========

Average Common Shares Outstanding              23,983,905           23,983,905


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                    1996              1995
                                                  --------          --------

Revenues:
  Pay-Per-View                                   $  50,382           $  55,110
  Free-To-Guest                                      5,489               6,876
  Other                                              2,141               3,222
                                               -----------         -----------
Total Revenues                                      58,012              65,208

Direct Costs:
  Pay-Per-View                                      20,174              19,156
  Free-To-Guest                                      5,882               5,673
  Other                                              1,032               1,055
                                               -----------         -----------
Total Direct Costs                                  27,088              25,884

Depreciation and Amortization                       20,519              18,920
Operating Expenses                                  20,016              20,992
Selling, General and Administrative Expense          7,190              10,211
Research and Development (net)                         988               1,183
Exchange Gain (Loss)                                    (4)                254
                                               -----------         -----------
Total Costs and Expenses
                                                    75,797              77,444
                                               -----------         -----------

Operating Loss                                     (17,785)            (12,236)

Non-Operating Loss (Income)                            234                (139)

Interest Expense, net (Contractual interest
   expense of $34,975 and $30,576 for the
   six months ended June 30, 1996 and
   1995, respectively)                               3,062              26,919
                                               -----------         -----------
Loss Before Reorganization Items and Income
   Taxes                                           (21,081)            (39,016)

Reorganization Items                                 1,827                 177
                                               -----------         -----------

Loss Before Income Taxes and Extraordinary
   Item                                            (22,908)            (39,193)

Income Taxes
  State and Foreign Provision                          495                  20
  Deferred Benefit                                    (617)               (484)
                                               -----------         -----------
Total Income Tax Benefit                              (122)               (464)
                                               -----------         -----------

Loss Before Extraordinary Item                     (22,786)            (38,729)
Extraordinary Item
  Loss from Debt Extinguishment                          0                (915)
                                               -----------         -----------

Net Loss                                         $ (22,786)          $ (39,644)
                                               ===========         ===========

Loss Per Common Share                            $   (0.95)          $   (1.65)
                                               ===========         ===========

Average Common Shares Outstanding               23,983,905          23,983,905


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      --------------------
                                                     1996              1995
                                                   --------          --------
Operating Activities:
 Net loss                                         $ (22,786)         $ (39,644)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                     20,519             18,920
   Other non-cash items:
     Conversion of non-cash interest to
      secondary notes                                  -                18,494
     Deferred income tax benefit                       (617)              (484)
     Increase in pre-petition liabilities              (899)              -
     Extraordinary loss from debt extinguishment       -                   915
     Write-off of assets                                373               -
     Loss on sale of fixed assets                       270               -
     Accretion of discount on senior notes             -                 8,609
     Amortization of debt issuance cost                 165                553
     Exchange loss                                       (4)               254
     Other items, net                                  (469)              (651)
Increase (decrease) in:
    Accounts payable                                  4,161             13,639
    Accrued interest                                    328               (993)
    Other accrued liabilities                           371              1,239
    Income taxes payable                                175                 10
 Decrease (increase) in:
    Accounts receivable                               2,665               (623)
    Prepaids and other assets                         1,570                335
    Income tax receivable                               232               -
                                                   --------           --------
Net cash provided by operating activities             6,054             20,573

Investing Activities:
 Cost of in-process systems and capital
  expenditures                                      (10,368)           (12,216)

Financing Activities:
 Borrowing under Foothill revolving facility         67,696             25,052
 Repayment of Foothill revolving facility           (56,480)            (9,644)
 Repayment of revolving facility                       -               (19,896)
 Repayment of Canadian bank credit facility            -                (7,350)
 Borrowing under revolving credit facility             -                 7,396
 Repayment of other debt and capitalized             (3,651)            (3,225)
  leases                                           --------           --------

Net cash provided by (used in) financing
 activities                                           7,565             (7,667)

Effect of exchange rate changes on cash              (1,771)               (55)
                                                   --------           --------

Net Increase in Cash and Cash Equivalents             1,480                635

Cash and cash equivalents at beginning of
 period                                               3,438              1,317
                                                   --------           --------

Cash and cash equivalents at end of period         $  4,918           $  1,952
                                                   ========           ========


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

1. General
   -------

   These condensed consolidated financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the 1995 Annual Report on Form 10-K of SpectraVision, Inc. ("SpectraVision" or the "Company"). The accompanying unaudited condensed consolidated financial statements include SpectraVision and all of its subsidiaries. Intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, except as described in note 3, necessary to present fairly the Company's financial position and results of its operations for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for the entire year.

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

3. Bankruptcy
   ----------

   On June 8, 1995 (the "Petition Date"), SpectraVision, together with Newco, Spectradyne, Spectradyne International, Inc., and Kalevision Systems, Inc. - USA, filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently operating their respective businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. The Canadian and Far East Subsidiaries are not a part of the Bankruptcy Proceedings. On June 23, 1995, a single unsecured creditors' committee was appointed by the U.S. Trustee for the District of Delaware pursuant to Section 1102 of the Bankruptcy Code (the "Creditors' Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization.

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

   In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy. On April 19, 1996, the Company announced the signing of

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


an agreement with Ascent Entertainment Group, Inc. ("Ascent") in which Ascent would acquire the assets and certain of the liabilities of the Company. Ascent intends to combine its 85 percent-owned subsidiary, On Command Video Corporation, ("OCV") with the Company's assets and certain of its liabilities to form a new company ("Newco") which will be 72.5 percent-owned by Ascent and the current minority shareholders of OCV. The Company's bankruptcy estate will receive 27.5 percent of Newco's stock, which will be distributed through a bankruptcy plan to the Company's creditors to resolve claims of approximately $600 million. Newco will also issue warrants to be distributed to OCV shareholders and certain other persons to purchase 13 percent of Newco's common stock and warrants to the Company's estate to purchase another 7 percent of the stock.

   The transaction is subject to Bankruptcy Court approval and certain other conditions. If the transaction is consummated, shares of Newco are expected to be publicly traded upon completion of the transaction, which is expected to be completed by the end of the third quarter of 1996.

   The Company filed with the United States Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act") in early May, 1996. No comments were received from any agency of the United States having jurisdiction under the HSR Act during the time limits set out in the HSR Act.

   On June 21, 1996, the Company filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. The Plan provides for the implementation of the transaction with Ascent and the distribution of the Newco stock and Newco warrants to the Company's creditors. The Plan does not provide for any distribution to the Company's equity security holders. The Court must still conduct a hearing of the adequacy of the Disclosure Statement at which time the Plan of Reorganization and Disclosure Statement and certain other supporting materials will be distributed to creditors and certain other parties in interest. Thereafter certain of the creditors will be allowed an opportunity to vote to accept or reject the Plan. After the balloting process is completed, the Court will conduct a hearing to determine whether the Plan should be confirmed. No hearing has been set for the Court to consider confirmation of the Plan, but the Company believes the closing on the transaction with Ascent can occur by the end of the third quarter of 1996.

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

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


additional liabilities and claims would be asserted which are not presently reflected in the condensed consolidated financial statements. In the event of a liquidation, the amounts reflected in the condensed consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

   Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be impaired, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at June 30, 1996 (dollars in thousands):


    Debt Instruments:
       11.5% Senior Discount Notes due 2000                         $180,904
       11.65% Senior Subordinated Reset Notes due 2001               313,262
                                                                    --------
       Total debt instruments                                        494,166

    Accrued Expenses:
       Interest                                                        2,411
       Liabilities                                                     3,662
       Compensation                                                      885
                                                                    --------
                                                                       6,958

    Capital lease obligations                                         20,437
    Accounts payable                                                  11,952
    EDS & EDS affiliated                                              42,527
                                                                    --------
       Total liabilities subject to settlement under
        reorganization                                              $576,040
                                                                    ========

    Contingent Value Rights subject to settlement under
     reorganization                                                 $ 20,000
                                                                    ========


   The total effect of the bankruptcy reorganization items was to increase the net loss for the six months ended June 30, 1996 and 1995 by approximately $1.8 million or $0.08 per common share and $.2 million or $0.01 per common share, respectively. The bankruptcy reorganization items consist of normal bankruptcy, professional and miscellaneous charges.

4. Debt
   ----

   Foothill Revolving Facility: On June 9, 1995, Spectradyne entered into a loan and security agreement with Foothill Capital Corporation to provide debtor-in-possession financing (the "Foothill Loan"). The Foothill Loan allows for revolving advances up to a maximum amount of $40 million and bears interest payable monthly at prime plus 1.75% with a floor of 8.5%. Due to collateral restrictions, the Company was only allowed to borrow up to $38.1 million at June 30, 1996. The Foothill Loan matures June 15, 1997.

   The Foothill Loan is secured by all of the assets of Spectradyne and certain subsidiaries, all of the outstanding stock of the Company's subsidiaries and the guarantees of SpectraVision and certain subsidiaries. The Foothill Loan contains various and customary financial and operating covenants including limitations on additional indebtedness and limitations on capital expenditures. At June 30, 1996 the Company was not in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratio requirements. On July 24, 1996 the Company obtained a waiver from Foothill Capital Corporation for these covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios for the remainder of 1996.

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


Accordingly, in October, Foothill Capital Corporation could elect to terminate the revolving line of credit for noncompliance with the Financial Covenants. Foothill Capital Corporation could then demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the revolving line of credit if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

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

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


6. Balance Sheet of Entities under Chapter 11
   ------------------------------------------

   The condensed balance sheet of SpectraVision and all entities included in the Chapter 11 filings is as follows (dollars in thousands):

                                                               June 30, 1996
                                                                (Unaudited)
                                                             -----------------

ASSETS

    Cash and Cash Equivalents                                        $      46
    Accounts Receivable                                                 10,858
    Debt Issuance Costs (net)                                            5,662
    Prepaids and Other Assets                                            5,344

    Video Systems
      In Process Video Systems                                           8,099
      Installed Video Systems                                          223,469
                                                                     ---------
                                                                       231,568
      Less Accumulated Depreciation and Amortization                  (146,314)
                                                                     ---------
    Total Video Systems                                                 85,254

    Building and Equipment
      Building                                                           4,300
      Furniture, Fixtures and Other Equipment                            7,480
                                                                     ---------
                                                                        11,780

      Less Accumulated Depreciation                                     (5,649)
                                                                     ---------
    Total Building and Equipment                                         6,131

    Land                                                                 2,559

    Hotel Contracts (net)                                               46,104
    Deferred Contract Concession Costs (net)                            10,427

    Investment In and Advances to Subsidiaries                          35,191
                                                                     ---------

TOTAL ASSETS                                                         $ 207,576
                                                                     =========

                              SPECTRAVISION, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


                                                               June 30, 1996
                                                                (Unaudited)
                                                             -----------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

   Liabilities
     Accounts Payable                                                $  12,052
     Accrued Liabilities                                                 9,669
     Deferred Income Taxes                                               4,850

   Debt
     Foothill Revolving Credit Facility                                 37,919
     Capitalized Lease Obligations                                       3,002
                                                                     ---------
   Total Debt                                                           40,921

   Liabilities Subject to Settlement Under Reorganization              576,040

   Intercompany Payables                                                 5,183
                                                                     ---------
   Total Liabilities                                                   648,715

   Contingent Value Rights Subject to Settlement Under
    Reorganization                                                      20,000

   Stockholders' Deficit

     Class A Common Stock                                                    5
     Class B Common Stock                                                   19
     Additional Paid In Capital                                        392,185
     Retained Deficit                                                 (852,633)
     Foreign Currency Translation Adjustment                              (715)
                                                                     ---------
   Total Stockholders' Deficit                                        (461,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 207,576
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

   At June 30, 1996, the Company had total liabilities of approximately $647 million and total assets of $194 million. The Company's cash flow from operations before reorganization expenses (earnings before interest, taxes, depreciation, amortization, reorganization expenses and other non-cash items) for the six months ended June 30, 1996 was $(4.6) million as compared to $(20.3) million cash flow from operations for the six months ended June 30, 1995. Cash and Cash Equivalents was $3.4 million at December 31, 1995 and $4.9 million at June 30, 1996. During the six months ended June 30, 1996, the Company used available cash of $3.4 million, cash generated from operations of $4.0 million and net borrowings under the Foothill Loan in the amount of $11.2 million for capital expenditures of $10.4 million, payment of other debt and capital leases in the amount of $3.3 million.

   The increase in accounts payable from December 31, 1995 to June 30, 1996 is primarily due to an agreement reached with EDS to defer the payment of certain of their invoices until later in 1996. Changes in Video Systems since December 31, 1995 include capital purchases of $12.8 million and increases in capital leases of $4.7 million offset by the write-off of assets of $.4 million.

   On June 9, 1995, Spectradyne entered into the Foothill Loan which allows for revolving advances up to a maximum amount of $40 million and bears interest
payable monthly at prime plus 1.75% with a floor of 8.5%.   Due to collateral
restrictions, the Company was only allowed to borrow up to $38.1 million at June 30, 1996 and had $149,000 available under the Foothill Loan.

   In January 1996 the Company solicited bids from third parties for financial restructuring proposals which would allow the Company to emerge from bankruptcy. On April 19, 1996, the Company announced the signing of an agreement with Ascent in which Ascent would acquire the assets and certain of the liabilities of the Company. Ascent intends to combine its 85 percent-owned subsidiary, OCV with the Company's assets and certain of its liabilities to form a Newco which will be 72.5 percent-owned by Ascent and the current minority shareholders of OCV. The Company's bankruptcy estate will receive 27.5 percent of Newco's stock, which will be distributed through a bankruptcy plan to the Company's creditors to resolve claims of approximately $600 million. Newco will also issue warrants to be distributed to OCV shareholders and certain other persons to purchase 13 percent of Newco's common stock and warrants to the Company's estate to purchase another 7 percent of the stock.

   The Creditors' Committee has approved the transaction with Ascent. The transaction received Hart-Scott-Rodino Antitrust Improvements Acts clearance in May 1996. However, the transaction is subject to Bankruptcy Court approval and certain other conditions. On June 21, 1996, the Company filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. The Plan provides for the implementation of the transaction with Ascent and the distribution of the Newco stock and Newco warrants to the Company's creditors. The Plan does not provide for any distribution to the Company's equity security holders. The Court must still conduct a hearing of the adequacy of the Disclosure Statement at which time the Plan of Reorganization and Disclosure Statement and certain other supporting materials will be distributed to creditors and certain other parties in interest. Thereafter certain of the creditors will be allowed an opportunity to vote to accept or reject the Plan. After the balloting process is completed, the Court will conduct a hearing to determine whether the Plan should be confirmed. No hearing has been set for the Court to consider confirmation of the Plan, but the Company believes the closing on the transaction with Ascent can occur by the end of the third quarter of 1996.

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

   At June 30, 1996, the Company was not in compliance with certain of its financial covenants under the Foothill Loan. On July 24, 1996, the Company obtained a waiver from Foothill Capital Corporation for these covenant violations. However, the Company does not expect that it will be in compliance with the financial covenants relating to its operating cash flow and its fixed charges to cash flow ratios for the remainder of 1996. Accordingly, in October, Foothill Capital Corporation could elect to terminate the Foothill Loan for noncompliance with the Financial Covenants. Foothill could then demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the Foothill Loan if payment is not made. In this event, if the Company cannot obtain alternative financing, it may be forced to liquidate in a Chapter 7 bankruptcy proceeding.

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

Results of Operations

   The following discussion and analysis addresses the results of operations for the three month periods ended June 30, 1996 (the "1996 Second Quarter") and June 30, 1995 (the "1995 Second Quarter") and the six month periods ended June 30, 1996 (the "1996 Six Months") and June 30, 1995 (the "1995 Six Months").

   The Company's operations consist primarily of its pay-per-view and free-to-guest services through its ownership of Spectradyne and the Company's other operating subsidiaries. The following table sets forth certain information regarding the Company's pay-per-view customer base and certain statistical data affecting pay-per-view revenues.

                                              Three Months End           Six Months Ended
                                                 June 30,                    June 30,
                                               ------------                ------------

                                            1996          1995          1996          1995
                                          --------      --------      --------      --------

Hotels Served at June 30                     1,641         2,184         1,641         2,184
Rooms Served at June 30                    496,218       608,146       496,218       608,146
Average Rooms Served During the Period     499,341       604,295       516,163       612,149
Average Price per View                       $8.64         $7.77         $8.32         $7.75
Revenue per Equipped Room per Day           $0.543         $0.49        $0.534         $0.50


Second Quarter Ended June 30, 1996 compared to Second Quarter Ended June 30,1995

   Total revenues decreased to $28.9 million in the 1996 Second Quarter from $32.1 million in the 1995 Second Quarter, a decrease of $3.2 million or 10.0%. Of the total revenues reported in the 1996 Second Quarter, 87.0% were revenues from pay-per-view, 9.4% were from free-to-guest, and 3.6% were from other sources.

   Pay-per-view revenues decreased to $25.1 million in the 1996 Second Quarter from $27.0 million in the 1995 Second Quarter, a decrease of $1.9 million or 7.6%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served, which resulted in a decrease in revenues of approximately $4.7 million. The decline in the number of revenue producing rooms during the quarter is due to the loss of rooms from non-renewal of certain hotel PPV contracts as a result of the intense competition in the hotel pay-per-view industry and the Company's voluntary termination of certain unprofitable hotel contracts. These decreases were somewhat offset by an increase in average price per view from $7.77 during the 1995 Second Quarter to $8.64 for the 1996 Second Quarter contributing approximately $2.8 million to pay-per-view revenue. This increase in average price per view is primarily due to the $1.00 price increase the Company implemented on March 1, 1996 for substantially all of the hotels located in the United States.

   Free-to-guest revenues decreased to $2.7 million in the 1996 Second Quarter from $3.4 million in the 1995 Second Quarter, a decrease of $.7 million or 20.6%. This decrease primarily reflects the decline in the number of hotels served as well as negotiated price reductions in connection with certain PPV contract renewals.

   Pay-per-view direct costs increased to $9.6 million in the 1996 Second Quarter from $9.5 million in the 1995 Second Quarter, an increase of $.1 million or 1.1%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 38.4% in the 1996 Second Quarter from 35.3% in the 1995 Second Quarter. This percentage increase is primarily due to increased film licensing fees and in room collateral costs. Film licensing costs were 16.2% of pay-per-view revenues in the 1995 Second Quarter as compared to 18.2% in the 1996 Second Quarter. The film license costs increased due to higher costs from vendors. The in room collateral costs, which increased $.2 million or 36.7%, increased due to the introduction of the Entertainment Guide.

   Free-to-guest direct costs increased to $2.9 million in the 1996 Second Quarter from $2.8 million in the 1995 Second Quarter, an increase of $.1 million or 3.6%. As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 105.8% in the 1996 Second Quarter from 83.1% in the 1995 Second Quarter. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals and increases in certain free-to-guest programming costs.

   Operating expenses decreased to $9.4 million in the 1996 Second Quarter from $10.3 million in the 1995 Second Quarter, a decrease of approximately $.9 million or 8.7%. In 1995, operating expenses consisted primarily of maintenance of hotel systems including contractual services performed by EDS, pay-per-view equipment rental expense (primarily integrated receiver decoders and file servers for the digital guest choice system) and pay-per-view equipment repairs performed by a third party. In 1996 the contracts with EDS were revised transferring maintenance of hotel systems back to the Company. Operating expenses declined due primarily to the elimination of the EDS contract.

   Selling, general and administrative expenses decreased to $3.8 million in the 1996 Second Quarter from $5.1 million in the 1995 Second Quarter, an decrease of $1.3 million or 25.5%. Decreases in salaries and benefits as a result of the reduction in workforce, along with decreases in marketing and public relations expenditures, account for the decrease.

   Interest expense (net) decreased to $1.8 million in the 1996 Second Quarter from $12.1 million in the 1995 Second Quarter, a decrease of $10.3 million or 85.1%. The decrease is primarily due to the non-accrual of interest on debt instruments subject to settlement under reorganization. The Company also capitalized interest in the amount of $.1 million for the 1996 Second Quarter as compared to $0.8 million in the 1995 Second Quarter. The Company's cash interest for the 1996 Second Quarter was $1.8 million compared to $.4 million for the 1995 Second Quarter.

   Reorganization items were $933,000 in the 1996 Second Quarter and consisted of normal bankruptcy, professional and other miscellaneous charges.

   Net loss was $10.8 million for the 1996 Second Quarter and $19.7 million for the 1995 Second Quarter. The decrease in the net loss for the Second Quarter of 1996 compared to 1995 was primarily due to the decreased interest and operating expenses offset by declining revenues and increased reorganization costs.

Six Months Ended June 30, 1996 compared
  to Six Months Ended June 30,1995

   Total revenues decreased to $58.0 million in the 1996 Six Months from $65.2 million in the 1995 Six Months, a decrease of $7.2 million or 11.0%. Of the total revenues reported in the 1996 Six Months, 86.9% were revenues from pay-per-view, 9.5% were from free-to-guest, and 3.6% were from other sources.

   Pay-per-view revenues decreased to $50.4 million in the 1996 Six Months from $55.1 million in the 1995 Six Months, a decrease of $4.7 million or 8.5%. This decrease in pay-per-view revenues primarily reflects the decline in the number of rooms served, which resulted in a decrease in revenues of approximately $8.7 million. The decline in the number of revenue producing rooms during the quarter is due to the loss of rooms from non-renewal of certain hotel PPV contracts as a result of the intense competition in the hotel pay-per-view industry and the Company's voluntary termination of certain unprofitable hotel contracts. These decreases were somewhat offset by an increase in average price per view from $7.75 during the 1995 Six Months to $8.32 for the 1996 Six Months contributing approximately $4.0 million to pay-per-view revenue. This increase in average price per view is primarily due to the $1.00 price increase the Company implemented on March 1, 1996 for substantially all of the hotels located in the United States.

   Free-to-guest revenues decreased to $5.5 million in the 1996 Six Months from $6.9 million in the 1995 Six Months, a decrease of $1.4 million or 20.3%. This decrease primarily reflects the decline in the number of hotels served as well as negotiated price reductions in connection with certain PPV contract renewals.

   Pay-per-view direct costs increased to $20.2 million in the 1996 Six Months from $19.2 million in the 1995 Six Months, an increase of $1.0 million or 5.2%. As a percentage of pay-per-view revenues, pay-per-view direct costs increased to 40.0% in the 1996 Six Months from 34.8% in the 1995 Six Months. This percentage increase is primarily due to increased film licensing fees and in room collateral costs. Film licensing costs were 16.0% of pay-per-view revenues in the 1995 Six Months as compared to 19.0% in the 1996 Six Months. The film license costs increased due to higher costs from vendors. The in room collateral costs, which increased $.6 million or 59.2% increased due to the introduction of the Entertainment Guide.

   Free-to-guest direct costs increased to $5.9 million in the 1996 Six Months from $5.7 million in the 1995 Six Months, an increase of $.2 million or 3.5%.
As a percentage of free-to-guest revenues, free-to-guest direct costs increased to 107.2% in the 1996 Six Months from 82.5% in the 1995 Six Months. The increase in free-to-guest direct costs as a percentage of free-to-guest revenues reflects the price reductions in free-to-guest revenues in connection with certain PPV contract renewals and increases in certain free-to-guest programming costs.

   Operating expenses decreased to $20.0 million in the 1996 Six Months from $21.0 million in the 1995 Six Months, a decrease of approximately $1.0 million or 4.8%. Operating expenses consist primarily of maintenance of hotel systems including contractual services performed by EDS, pay-per-view equipment rental expense (primarily integrated receiver decoders and file servers for the digital guest choice system) and pay-per-view equipment repairs performed by a third party. Operating expenses declined due to the reduction in the number of hotel rooms served and due to the term of the EDS contract.

   Selling, general and administrative expenses decreased to $7.2 million in the 1996 Six Months from $10.2 million in the 1995 Six Months, an decrease of $3.0 million or 29.4%. Decreases in salaries and benefits as a result of the reduction in workforce, along with decreases in marketing and public relations expenditures, account for the decrease.

   Interest expense (net) decreased to $3.1 million in the 1996 Six Months from $26.9 million in the 1995 Six Months, a decrease of $23.8 million or 88.5%. The decrease is primarily due to the non-accrual of interest on debt instruments subject to settlement under reorganization. The Company also capitalized interest in the amount of $.2 million for the 1996 Six Months as compared to $1.8 million in the 1995 Six Months. The Company's cash interest for the 1996 Six Months was $3.2 million compared to $.6 million for the 1995 Six Months.

   Reorganization items were $1.8 million in the 1996 Six Months and consisted of normal bankruptcy, professional and other miscellaneous charges.

   Net loss was $22.8 million for 1996 Six Months and $39.6 million for the 1995 Six Months. The decrease in the net loss for the 1996 Six Months compared to 1995 was primarily due to the decreased interest and expenses offset by declining revenues and increases in direct costs, depreciation and amortization and reorganization costs.

                                    PART II

Item 1. Legal Proceedings

        See references made in the Company's Form 10-Q for the Quarter Ended March 31, 1996 for a description of certain legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1 Agreement for Transition of Field Services, Interim Payment of Administrative Expenses, and Reservation of Rights Agreement dated January 17, 1996 between SpectraVision, Inc. And Electronic Data Systems Corporation and its subsidiaries.

             27     Financial Data Schedules for the six months ended June 30,
                    1996

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SpectraVision, Inc.



     August 2, 1996                /s/ MICHAEL SCOTT SMITH
  --------------------             ---------------------------------------------
        (Date)                     MICHAEL SCOTT SMITH
                                   VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER
                                   (Chief Financial Officer and officer duly
                                   authorized to sign on behalf of the
                                   Registrant)